Form 10-Q
period 1996-06-30
JETFLEET AIRCRAFT II LP
filed 1996-08-20
CIK 875193

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to

                          Commission File Number:  0-21480


                              JetFleet Aircraft II, L.P.
               (Exact name of registrant as specified in its charter)


                                     California
                            (State or other jurisdiction
                          of incorporation or organization)

                             1440 Chapin Avenue, Suite 310
                               Burlingame, California
	                      (Address of principal executive office)

                                       94010
                                     (Zip Code)

                                    94-3137154
                       (I.R.S. Employer Identification No.)

                                  (415) 696-3900
	               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.   Yes   /x/  No


On August 14, 1996, 693,505 Limited Partnership Units were outstanding.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS


                               JetFleet Aircraft II, L.P.
                                     Balance Sheets


ASSETS

                                                 June 30,        December 31,
                                                   1996              1995
                                               (Unaudited)
                                               ----------        -----------
Current assets:
     Cash                                    $    833,061       $  1,364,593
     Accounts receivable from affiliates                -             45,000
     Lease payments receivable                    930,000            960,000
                                             ------------       ------------
          Total current assets                  1,763,061          2,369,593

Aircraft and aircraft engines under
  operating leases and aircraft held
  for operating leases, net of accumulated
  depreciation of $8,792,143 in
  1996 and $7,213,339 in 1995                  16,068,502         17,520,291
Lease payments receivable                         825,000          1,275,000
Organization and offering costs, net
  of accumulated amortization of $107,177
  in 1996 and $91,214 in 1995                      48,859             64,822
                                            -------------       ------------
                                            $  18,705,422       $ 21,229,706
                                            =============       ============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

     Accounts payable                       $     106,503       $    119,254
     Accrued maintenance costs                    341,475            410,702
     Payable to affiliates                              -             49,075
     Security deposits                            140,415            140,415
     Unearned interest income                     229,807            287,373
     Prepaid rent received                         34,442             15,000
                                            -------------       ------------
          Total current liabilities               852,642          1,021,819
     Unearned interest income                      72,595            174,032
                                            -------------       ------------
Total liabilities                                 925,237          1,195,851

Partners' capital                              17,780,185         20,033,855
                                            -------------       ------------
                                            $  18,705,422       $ 21,229,706
                                            =============       ============


See accompanying notes.
                                           1

                              JetFleet Aircraft II, L.P.
                               Statements of Operations
                                      (Unaudited)

                                         For the                 For the
                                       Six Months              Three Months
                                     Ended June 30,           Ended June 30,
                                   1996      1995          1996       1995
                                   ----      ----          ----       ----
Revenues:

     Rental income             $1,270,241  $1,287,523   $ 	672,678  $ 602,723
     Gain / (loss) on
       sale of equipment           34,859     (46,090)          	-    (46,090)
     Interest income              173,394      48,147      81,612     25,595
                               ----------  ----------   ---------  ---------
                                1,478,494   1,289,580     754,290    582,228

Costs and expenses:

     Management fees               45,457      54,865      22,071     25,815
     Depreciation of aircraft
       and aircraft engines     1,627,125   1,845,178     816,444    931,893
     Amortization of
       organization and
       offering costs              15,963      15,963       7,981      7,981
     Maintenance costs            105,000     119,177           -     63,161
     General and administrative   171,371     112,040      75,817     49,811
                               ----------  ----------   ---------  ---------
                                1,964,916   2,147,223     922,313  1,078,661
                               ----------  ----------   ---------  ---------
Net loss                       $ (486,422) $ (857,643)  $(168,023) $(496,433)
                               ==========  ==========   =========  =========
Allocation of net loss:

     General partners          $  (24,321) $ ( 42,882)  $  (8,401) $ (24,822)
     Limited partners            (462,101)   (814,761)   (159,622)  (471,611)
                               ----------  ----------   ---------  ---------
                               $ (486,422) $ (857,643)  $(168,023) $(496,433)
                               ==========  ==========   =========  =========
     Per Limited
       Partnership Unit        $    (0.67) $    (1.17)  $   (0.23) $   (0.68)
                               ==========  ==========   =========  =========
     Limited Partnership
       Units outstanding          693,505     693,505     693,505    693,505
                               ==========  ==========   =========  =========













See accompanying notes.

                                JetFleet Aircraft II, L.P.
                               Statements of Cash Flows
                                     (Unaudited)

                                                      For the Six Months
                                                        Ended June 30,
                                                       1996        1995
                                                       ----        ----
Net cash provided by / (used in)
   operating activities                           $  896,193   $ ( 742,729)

Investing activities:
     Payments received on capital lease              480,000        60,000
     Sale of interests in aircraft
       and aircraft engines                          211,000     5,089,344
     Purchase of interests in aircraft
       and aircraft engines                         (351,477)   (2,058,846)
                                                  ----------   -----------
     Net cash provided by investing activities       339,523     3,090,498

Financing activities -
     Distributions                                (1,767,248)   (1,763,657)
                                                  ----------   -----------
Net (decrease) / increase in cash                   (531,532)      584,112

Cash, beginning of period                          1,364,593       370,310
                                                  ----------   -----------
Cash, end of period                               $  833,061   $   954,422
                                                  ==========   ===========




























See accompanying notes.

                               JetFleet Aircraft II, L.P.
                             Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)


1.    Basis of Presentation

      JetFleet Aircraft II, L.P. ("JetFleet II") is a California limited partnership formed on June 24, 1991 for the purpose of acquiring a portfolio of aircraft and aircraft engines, or interests therein, which are subject to triple net leases. The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of CMA Capital Group, the Corporate General Partner ("Group"), necessary for a fair presentation of the financial results. The results of operations of such period are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in JetFleet II's Annual Report on Form 10-K for the period ended December 31, 1995.

2.    Equipment Under Operating Leases

      Aircraft

      JetFleet II holds 75.53% and 100.00% undivided interests in two deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") and serial number 11 ("S/N 11"), respectively. JetFleet II also holds 4.00% and 100.00% undivided interests in two deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57") and serial number 44 ("S/N 44"), respectively. The remaining undivided interests in S/N 72 and S/N 57 are held by the seller and JetFleet Aircraft, L.P. ("JetFleet"), a California limited partnership and an affiliate of JetFleet II (collectively, the "Co-Owners").

     At the time of purchase, all four deHavilland aircraft were subject to triple net leases with Johnson Controls World Services, Inc. ("JCWS") for two year terms, renewable in one year increments for an aggregate period of eight years. JCWS operated the aircraft under an eight year contract, which commenced in 1986, with the United States Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested.

      During 1994, the leases with JCWS for S/N 57, S/N 11 and S/N 44 were extended through September 30, 1995, at reduced rent of $46,000, $48,000 and $46,000, respectively, of which JetFleet II's share is $1,840, $48,000 and $46,000, respectively. (S/N 72, as discussed below, was returned by JCWS during 1993). A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet II's management anticipates that the leases will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect. During 1995 the lease was extended through September 30, 1996. JetFleet's management has proposed an extension of the leases for the three aircraft through September 30, 1998 at reduced rental rates of $40,000, $42,000 and $40,000 for S/N 57, S/N 11 and S/N 44, respectively, with an option to extend the term for two additional years.

                              JetFleet Aircraft II, L.P.
                            Notes to Financial Statements
                                   June 30, 1996
                                    (Unaudited)

      Raytheon has placed S/N 57, S/N 44 and S/N 11 in its Inspection and Repair as Necessary ("IRAN") program. The program includes corrosion evaluation, structural inspections, equalized maintenance and interior refurbishment. During 1995, Raytheon spent an estimated $1,100,000 and $800,000 on IRAN checks for S/N 57 and S/N 44, respectively. S/N 11 is currently undergoing its IRAN check for which Raytheon will spend an estimated $1,100,000.

      S/N 72 was returned by JCWS during June 1993. In August 1993, S/N 72 was leased to Eclipse Airlines. Upon its return from Eclipse, S/N 72 was leased to The AGES Group, L.P. ("AGES") for the period December 22, 1993 through September 1, 1994 at a monthly rental rate of $38,800.
Upon its return by AGES, S/N 72 underwent scheduled maintenance and other repair work.

      On March 31, 1995, S/N 72 was leased to the National Airline Commission of Papua New Guinea (trading as Air Niugini) ("Air Niugini") for a term of six months at a monthly rental rate of $35,000 to be paid to the Co-Owners based upon their pro rata ownership of the aircraft. Air Niugini paid a security deposit of $105,000. The lease was subsequently extended until October 31, 1995. JetFleet collected a total of $189,581 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet its pro-rata share of maintenance costs of $121,058. Upon its return by Air Niugini, S/N 72 underwent certain scheduled maintenance and other repair work.

      On April 25, 1996, S/N 72 was leased to Air Tindi Limited ("Air Tindi") for a term of thirty-six months at a monthly rental rate of $47,500 to be paid to the Co-Owners based upon their pro rata ownership of the aircraft. Air Tindi has provided a letter of credit in the amount of $142,000 which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet II its pro-rata share of maintenance costs of $265.00 per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories.

      On April 12, 1995, JetFleet II purchased a 100.00% undivided interest in a deHavilland DHC-6-310, serial number 666 ("S/N 666") using a portion of the initial payment received from AGES (see Engines, below). S/N 666 was purchased from JetFleet Management Corp. ("JMC"), an affiliate of Group, for $850,000, the same price that JMC paid for the aircraft. In connection with the acquisition of S/N 666, JetFleet
II reimbursed JMC $27,997 for acquisition costs. JetFleet II also paid an acquisition fee of $12,926 to Group. As part of the purchase of the aircraft from JMC, JetFleet II acquired all of JMC's rights and assumed all of JMC's obligations under a Lease Agreement with Loganair Limited, dated January 31, 1995, for S/N 666 (the "Loganair Lease"). The Loganair Lease is a triple net lease which runs through January
1998. JetFleet II receives monthly rent in the amount of $15,000 from the Loganair Lease.

                              JetFleet Aircraft II, L.P.
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)

      On June 30, 1995, JetFleet II purchased a 100% undivided interest in a Fairchild Metro III SA-227-AC aircraft, serial number AC-576 ("S/N 576"), at a cost of $1,140,000. In connection with the purchase, JetFleet II paid $8,500 in chargeable acquisition costs to third parties and an acquisition fee of $17,250 to Group. At the time of purchase, S/N 576 was subject to a lease with Merlin Express, Inc., a subsidiary of Fairchild Aircraft Incorporated ("Merlin"), for a term expiring on July 18, 1999 at a monthly rental rate of $15,000 (the "Merlin Lease"). The Merlin Lease contains a guaranty by Fairchild Aircraft Incorporated for basic rent in an amount not to exceed a total aggregate amount of $90,000. As part of the purchase of S/N 576, the seller, Air Metro III, Inc. ("Air Metro") assigned the Merlin Lease to JetFleet II. Merlin also pays, on a monthly basis, maintenance costs of $27 per hour of usage. JetFleet II holds a security deposit from Merlin of $45,000.

2.    Equipment Under Operating Leases (continued)

      Aircraft (continued)

      On February 27, 1996, JetFleet II purchased a 50% undivided interest in a Fairchild SA226-TC aircraft, serial number TC-370, for $341,750 ("S/N TC-370") from Air Metro. CMA Capital Management, Inc. ("CMA"), a subsidiary of CMA Consolidated, Inc., purchased the remaining 50% interest at the same time (and has subsequently resold its interest to JetFleet III, a subsidiary of JMC and an affiliate of JetFleet II). JetFleet II reimbursed Group $4,533 for costs incurred in connection with the acquisition of the interest in the S/N TC-370. JetFleet II also paid an acquisition fee of $5,194 to Group.

      At the time S/N TC-370 was purchased, it was subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000 at a monthly rate of $9,500, of which JetFleet II is entitled to $4,750 (the "Sunbird Lease"). The Sunbird Lease contains a guaranty by Air Metro for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by JetFleet II and CMA).
As part of the purchase of S/N TC-370 from Air Metro, Air Metro assigned its interests and obligations under the Sunbird Lease to JetFleet II. Sunbird also pays, on a monthly basis, maintenance costs of $18 per hour of usage.

      Engines

      JetFleet II holds 100.00% undivided interests in twenty five used aircraft engines consisting of twenty three Pratt & Whitney PT6 engines and two Allison A-250-C30P engines (collectively, the "Airwork
Engines").

      The Airwork Engines acquired by JetFleet II are leased back to the seller ("Airwork") pursuant to a master lease (the "Airwork Lease") between Airwork and JetFleet II. The Airwork Lease is a triple net lease and has an initial seven-year term, and Airwork has two two-year renewal options. Upon the purchase of each engine by JetFleet II, Airwork was required to pay a security deposit equal to one month of rent. JetFleet II receives monthly rent in the amount of $73,615 from the Airwork Lease.

                              JetFleet Aircraft II, L.P.
                            Notes to Financial Statements
                                   June 30, 1996
                                    (Unaudited)

      During January 1996, Airwork notified JetFleet II of the loss of one of the Airwork Engines (the "First Lost Airwork Engine"). Rather than replace the First Lost Airwork Engine, Airwork chose to pay $211,000 to JetFleet II (the stipulated loss value as stated in the Airwork Lease).

      During June 1996, Airwork notified JetFleet II of the loss of another one of the Airwork Engines (the "Second Lost Airwork Engine"). Airwork intends to replace the Second Lost Airwork Engine with an engine of equal value, utility and operating condition. Airwork will execute and deliver to JetFleet II a full warranty bill of sale, evidence of title and of compliance with required insurance requirements for the replacement engine.

      During 1993 and 1994, JetFleet II purchased 100.00% undivided interests in three Pratt & Whitney JT8D-217A engines (the "AGES Engines"). The AGES Engines were leased to GPA Group plc ("GPA") under a lease expiring on June 15, 1999 (the "GPA Lease"). GPA in turn sub-leased the AGES Engines to Aerovias de Mexico, S.A. de C.V. ("AeroMexico"). JetFleet II was entitled to monthly rent of $75,000 in connection with the GPA Lease. GPA's payment obligations under its lease with JetFleet II were guaranteed by AGES to the extent that a default in GPA's payment obligations in the GPA Lease were not due to a default by AeroMexico in its payments to GPA.

      At the time the AGES Engines were purchased, AGES assigned its rights as lessor under the GPA Lease to JetFleet II. The assignment was contingent upon AGES obtaining the consents of GPA and AeroMexico to the transfer of ownership. If such consents were not obtained by certain deadlines, JetFleet II could require AGES to repurchase the AGES Engines. Because AGES did not obtain such consents, JetFleet II and AGES agreed to rescind the entire AGES Engines purchase transaction on April 7, 1995. The rescission price for the AGES Engines of $5,089,344 was based on the original purchase price paid by JetFleet II, decreased by the amount of rent paid since the purchase of the AGES Engines, and increased by the cost incurred by AGES in borrowing the purchase funds. JetFleet II received a total of $5,089,344 in proceeds from the rescission during the first and second quarters of 1995.

      JetFleet II used a portion of the AGES rescission proceeds to purchase a deHavilland DHC-6-310 aircraft, a Fairchild Metro III SA-227 AC aircraft and a Fairchild SA226-TC aircraft (discussed above) and to purchase two DC-9 aircraft (discussed in Note 3).

      JetFleet II also holds a 100.00% undivided interest in a Pratt & Whitney PT6A-50 aircraft engine (the "AEI Engine"). The AEI Engine is one of two engines purchased from AEI in December 1993. The two engines had been leased back to AEI for a term of eight months with ten three month renewal options. During 1994, both engines were returned to JetFleet II by AEI. On December 1, 1994, JetFleet II sold one of the engines to deHavilland, Inc. for $190,000. The remaining AEI Engine is currently being held in inventory as a spare, and JetFleet II management is negotiating lease and/or sale arrangements for it.

                               JetFleet Aircraft II, L.P.
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)

3.    Investment in Capital Leases

      McDonnell Douglas DC-9 Aircraft

      JetFleet II owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "Initial DC-9"). JetFleet owns the remaining 50.00% interest in the Initial DC-9. The Initial DC-9 is leased back to the seller, Interglobal, Inc. ("Interglobal") for thirty-six months at a monthly rate of $30,000 (the "Initial DC-9 Lease"), of which JetFleet II is entitled to $15,000. The Initial DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. Interglobal assigned its rights under the sublease to the Co-Owners. JetFleet II's investment in the Initial DC-9 is being accounted for as a capital lease. Interglobal has a purchase option for a nominal amount which may be exercised upon expiration of the Initial DC-9 Lease. During the three months and six months ended June 30, 1996, JetFleet II recorded $11,687 and $24,955, respectively, of interest income attributable to the Initial DC-9 Lease.

      On July 13, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-14 aircraft, serial number 45702 (the "Second DC 9"), for $800,000. In connection with the acquisition of the interest in the Second DC-9, JetFleet II reimbursed Group for acquisition costs and also paid an acquisition fee of $12,100 to Group. The Second DC-9 is subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the three months and six months ended June 30, 1996, JetFleet II recorded $31,378 and $65,645, respectively, of interest income attributable to the Second DC-9 Lease.

      On August 31, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-32 aircraft, serial number 47553 (the "Third DC-9"), for $800,000. In connection with the acquisition of the interest in the Third DC-9, JetFleet II reimbursed Group for acquisition costs and also paid an acquisition fee of $12,100 to Group. The Third DC-9 was also subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the three months and six months ended June 30, 1996, JetFleet II recorded $32,797 and $68,403, respectively, of interest income attributable to the Third DC-9 Lease. During the second quarter of 1996, JetFleet II agreed in principle to sell its interest in the Third DC-9 back to the seller for $735,000 (see Subsequent Events below).

4.    Subsequent Events

      On July 10, 1996, JetFleet II agreed to sell its interest in the Third DC-9 to Interglobal, the party from which it was purchased, for $735,000. JetFleet II also agreed to terminate the lease with Interglobal, reassign the sublease with Aero California S.A. de CV back to Interglobal and issue a Bill of Sale to Interglobal. Payments collected on the capital lease, including the sale proceeds, totalled $1,035,000. JetFleet II management is currently negotiating investment opportunities for the sale proceeds.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

      At the end of the second quarter of 1996, JetFleet II had cash balances of $833,061. This amount was held for the distribution made to the Unitholders in July 1996 and to pay for accrued expenses.

      During the second quarter of 1996, JetFleet II's primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet II's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

      JetFleet II uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet II's leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet II does not anticipate that it will incur significant operating expenses in connection with its ownership interest in the Aircraft as long they remain on lease. However, JetFleet II has incurred repair costs in 1996 for S/N 72 which are $105,000 in excess of the amounts collected from lessees. These repair costs are the result of maintenance performed to enhance the aircraft's marketability.

      JetFleet II currently has available adequate reserves to meet its immediate cash requirements.

      From January 1995 through July 1995, JetFleet II made distributions at an annualized rate of 10%. From August 1995 through December 1995, JetFleet II made distributions at an annualized rate of 8% primarily because of the decreased monthly rents on S/N 57, S/N 44 and S/N 11, and because S/N 72, which had come off lease in September 1995, had not been re-leased. In addition, although JetFleet II has reinvested the net proceeds received as a result of the AGES Engine rescission, it did so on a staged basis which was not completed until early 1996. The level of monthly rent received from these new assets did not approximate the rent JetFleet II had been receiving from the AGES Engines until late 1995. Since January 1996, JetFleet II has made distributions at an annualized rate of 10% primarily because the rent on the assets purchased using the AGES Engine rescission proceeds is now higher than the rent received prior to the rescission. Additionally, S/N 72 was delivered to Air Tindi on April 25, 1996 for a thirty-six month term.

      1996 versus 1995

      Cash flows from operations increased approximately $1,600,000 for the first six months of 1996 versus the same period in 1995. The increase was due primarily to the AGES rescission discussed in Note 2 and the delay in reinvesting the rescission proceeds, a portion of which was invested in non-depreciable assets subject to finance leases. Cash flows from lease-related revenues were essentially the same in 1996 and 1995. Certain other cash expenses increased in 1996 as discussed under"Results of Operations" below.

      Cash flows from investing activities decreased approximately $2,750,000 in 1996 primarily due to the receipt of the AGES rescission proceeds, net of reinvestments, during the second quarter of 1995.

      In 1996 and 1995, there were no financing sources of cash. Cash distributions to Unitholders were approximately the same during 1996 and 1995.

Results of Operations

      JetFleet II recorded net losses of ($486,422) and ($857,643) or ($0.67) and ($1.17) per Limited Partnership Unit outstanding in the six months ended June 30, 1996 and 1995, respectively, and net losses of ($168,023) and ($496,433) or ($0.23) and ($0.68) in the three months ended June 30, 1996 and 1995, respectively. The decreased losses from 1995 to 1996 during both the six and three month periods are primarily due to a decrease in depreciation due to the AGES Engines rescission (JetFleet II does not incur depreciation related to the DC-9 financing leases which were purchased using a portion of the AGES Engines rescission proceeds), as well as an increase in interest income received from the DC-9 financing leases.

      1996 versus 1995

      Rental income increased approximately $70,000 and decreased approximately $17,000 in the three months and six months ended June 30, 1996, respectively, versus the same periods in 1995. The increase for the three month periods was primarily due to the additional rent received as a result of the reinvestment of the AGES Engines rescission proceeds which was not completed until the first quarter of 1996. The decrease for the six month period was due to the reduced rent received as a result of the loss of the First Lost Airwork Engine in January 1996 and the shorter rental period of S/N 72 during 1996, both of which were only partially offset by the higher rent received from the assets purchased with the AGES rescission proceeds. The payments under the DC 9 financing leases, which were acquired in December 1994, July 1995 and August 1995, are treated as a return of capital with an imputed interest component.

      Depreciation for the six and three month periods decreased approximately $218,000 and $115,000, respectively, primarily due to the AGES Engines rescission and staged reinvestment of the proceeds received there from.

      Management fees for the six and three month periods decreased approximately $9,000 and $3,800, respectively. This was primarily due to the AGES Engines rescission and the stage reinvestment of those proceeds. JetFleet II pays a lower rate of management fees on full payout leases such as those for the DC-9s.

      General and administrative expenses for the six and three month periods increased approximately $59,000 and $26,000, respectively, due to increased costs associated with the ongoing management of JetFleet II's portfolio, specifically the maintenance, supervision and remarketing of S/N 72 and the assets purchased using the AGES Engines rescission proceeds, and the negotiation with Raytheon regarding rents for S/N 57, S/N 44 and S/N 11. As mentioned above, JetFleet II has incurred maintenance costs in 1996 for S/N 72 which are $105,000 in excess of the amounts collected from lessees, a decrease of approximately $14,000 from 1995.

                                     SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JETFLEET AIRCRAFT II, L.P.

                                        By:  CMA Capital Group,
                                        Managing General Partner


DATE: August 14, 1996                   By:    /s/ Neal D. Crispin
                                        Neal D. Crispin
                                        Title:  Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated.


Signature                               Title


/s/ Neal D. Crispin                     Chief Executive and Chief Financial
- ---------------------                   Officer and Chairman of the Board of
Neal D. Crispin                         Directors of the Managing General
                                        Partner


/s/ Richard D. Koehler                  Executive Vice President and
- ---------------------                   Director of the Managing General
Richard D. Koehler                      Partner


                                    EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
- -----------                     -----------                       --------
EX-27                           Financial Data Schedule