Form 10-Q
period 1996-09-30
JETFLEET AIRCRAFT II LP
filed 1996-11-14
CIK 875193

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q




[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  1996

                                      or

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from            to




COMMISSION  FILE  NUMBER:    0-21480


                          JETFLEET AIRCRAFT II, L.P.
            (Exact name of registrant as specified in its charter)


                                CALIFORNIA
                     (State  or  other  jurisdiction
                  of  incorporation  or  organization)
                               94-3137154
                  (I.R.S. Employer Identification No.)

                    1440  CHAPIN  AVENUE,  SUITE  310
                          BURLINGAME,  CALIFORNIA
              (Address  of  principal  executive  office)

                                94010
                             (Zip  Code)

     Registrant's  telephone  number,  including area code:     (415) 696-3900




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.          X      Yes           No


On  November  14,  1996,  693,505  Limited Partnership Units were outstanding.



PART  I.          FINANCIAL  INFORMATION
ITEM  1.          FINANCIAL  STATEMENTS


                            JetFleet Aircraft II, L.P.
                                 Balance Sheets


                                    ASSETS


                                    September  30,          December  31,
                                        1996                    1995
                                     (Unaudited)



Current assets:

   Cash                              $  1,422,522          $   1,364,593
   Accounts receivable
     from affiliates                            -                 45,000
   Lease payments receivable              540,000                960,000
                                     ------------          -------------
     Total current assets               1,962,522              2,369,593

Aircraft and aircraft engines
under operating leases and aircraft
held for operating leases, net of
accumulated depreciation of
$9,608,586 in 1996
and $7,213,339 in 1995                15,252,057             17,520,291

Lease payments receivable                300,000              1,275,000

Organization and offering costs, net
of accumulated amortization of
$115,160 in 1996 and $91,214 in 1995      40,877                 64,822
                                    ------------           ------------

                                    $ 17,555,456           $ 21,229,706
                                    ============           ============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

  Accounts payable                  $    87,037            $    119,254
  Accrued maintenance costs             370,492                 410,702
  Payable to affiliates                  29,378                  49,075
  Security deposits                     140,415                 140,415
  Unearned interest income              101,488                 287,373
  Prepaid rent received                  34,442                  15,000
                                    -----------            ------------
  Total current liabilities             763,252               1,021,819
Unearned interest income                 19,918                 174,032
                                    -----------            ------------
Total liabilities                       783,170               1,195,851

Partners' capital                    16,772,286              20,033,855
                                    -----------            ------------

                                    $17,555,456            $ 21,229,706
                                    ===========            ============


See  accompanying  notes.




                         JetFleet  Aircraft  II,  L.P.
                           Statements  of  Operations
                                 (Unaudited)



                      For  the  Nine  Months          For  the  Three  Months
                       Ended  September  30,          Ended  September  30,
                           1996         1995          1996          1995
Revenues:



  Rental income         $1,996,667     $1,976,103    $726,426      $688,580
  Gain / <loss> on
 sale of equipment          34,859       ( 46,090)          -             -
  Interest income          220,746        129,477      47,352        81,330
  Other income              94,081              -      94,081             -
                        ----------     ----------    --------      --------

                         2,346,353      2,059,490     867,859       769,910

Costs and expenses:

  Management fees          107,231         86,636      61,774        31,771
  Depreciation of
  aircraft and
  aircraft engines       2,443,569      2,702,102     816,444       856,924
  Amortization of
   organization and
   offering costs           23,946         23,944       7,983         7,981
  Maintenance costs        119,252        119,177      14,252             -
  General and
   administrative          234,442        155,293      63,071        43,253
                        ----------    -----------    --------    ----------
                         2,928,440      3,087,152     963,524       939,929
                        ----------    -----------    --------    ----------
Net loss                $( 582,087)   $(1,027,662)   $(95,665)   $( 170,019)
                        ==========    ===========    ========    ==========

Allocation of net loss:

  General partners      $ ( 29,104)   $  ( 51,383)   $( 4,783)   $ ( 8,501)
  Limited partners       ( 552,983)     ( 976,279)   ( 90,882)   ( 161,518)
                        ----------    -----------    ---------   ---------
                         ( 582,087)   $(1,027,662)   $(95,665)   $(170,019)
                        ==========    ===========    ========    =========

  Per Limited
Partnership Unit        $   ( 0.80)   $    ( 1.41)   $ ( 0.13)   $  ( 0.23)
                        ==========    ===========    ========    =========

Limited Partnership
  Units outstanding        693,505        693,505     693,505      693,505
                        ==========    ===========    ========    =========







See  accompanying  notes.




                      JetFleet  Aircraft  II,  L.P.
                       Statements  of  Cash  Flows
                              (Unaudited)


                                                  For  the  Nine  Months
                                                   Ended  September  30,
                                                    1996          1995



Net cash provided by operating activities    $  1,482,888    $  2,505,718

Investing activities:
  Payments received on capital lease            1,395,000      (1,875,000)
  Sale of interests in aircraft
    and aircraft engines                          211,000       5,089,344
  Purchase of interests in aircraft
    and aircraft engines                        ( 351,477)    ( 2,058,846)
                                            -------------    ------------
Net cash provided by investing activities       1,254,523       1,155,498

Financing activities -
Distributions                                ( 2,679,482)     ( 2,566,411)
                                           -------------     ------------

Net increase in cash                              57,929        1,094,805

Cash, beginning of period                      1,364,593          370,310
                                           -------------    -------------

Cash, end of period                        $   1,422,522    $   1,465,115
                                           =============    =============


























See  accompanying  notes.

                          JetFleet Aircraft II, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

1.          Basis  of  Presentation

     JetFleet Aircraft II, L.P. ("JetFleet II ") is a California limited partnership formed on June 24, 1991 for the purpose of acquiring a portfolio of aircraft and aircraft engines, or interests therein, which are subject to triple net leases. The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of CMA Capital Group, the Corporate General Partner ("Group"), necessary for a fair presentation of the financial results. The results of operations of such period are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in JetFleet II's Annual Report on Form 10-K for the period ended December 31, 1995.

2.          Equipment  Under  Operating  Leases

     Aircraft

     JetFleet II holds 75.53% and 100.00% undivided interests in two deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") and serial number 11 ("S/N 11"), respectively. JetFleet II also holds 4.00% and 100.00% undivided interests in two deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57") and serial number 44 ("S/N 44"), respectively. The remaining undivided interests in S/N 72 and S/N 57 are held by the seller and JetFleet Aircraft, L.P. ("JetFleet "), a California limited partnership and an
affiliate  of  JetFleet  II    (collectively,  the  "Co-Owners").

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

     During 1994, the leases with JCWS for S/N 57, S/N 11 and S/N 44 were extended through September 30, 1995, at reduced rent of $46,000, $48,000 and $46,000, respectively, of which JetFleet II's share is $1,840, $48,000 and $46,000, respectively. (S/N 72, as discussed below, was returned by JCWS during 1993). A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet II's management anticipates that the leases will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect. During 1995 the lease was extended through September 30, 1996. An agreement recently has been reached to extend the lease for S/N 57, S/N 11 and S/N 44 through September 30, 1998 at reduced rental rates of $38,500, $41,000 and $38,500 per month, respectively, of which JetFleet II's share is $36,921, $41,000, and $38,500.

                          JetFleet Aircraft II, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

2.          Equipment  Under  Operating  Leases  (continued)

     Aircraft  (continued)

     S/N 72, which, at the time of purchase, was subject to the same contract with JCWS as S/N 57, S/N 44 and S/N 11 was returned by JCWS during June 1993. In August 1993, S/N 72 was leased to Eclipse Airlines. Upon its return from Eclipse, S/N 72 was leased to The AGES Group, L.P. ("AGES") for the period
December 22, 1993 through September 1, 1994 at a monthly rental rate of $38,800. Upon its return by AGES, S/N 72 underwent scheduled maintenance and other repair work.

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

     On June 30, 1995, JetFleet II purchased a 100% undivided interest in a Fairchild Metro III SA-227-AC aircraft, serial number AC-576 ("S/N 576"), at a cost of $1,140,000. In connection with the purchase, JetFleet II paid $8,500 in chargeable acquisition costs to third parties and an acquisition fee of $17,250 to Group. At the time of purchase, S/N 576 was subject to a lease with Merlin Express, Inc., a subsidiary of Fairchild Aircraft Incorporated ("Merlin"), for a term expiring on July 18, 1999 at a monthly rental rate of $15,000 (the "Merlin Lease"). The Merlin Lease contains a guaranty by Fairchild Aircraft Incorporated for basic rent in an amount not to exceed a total aggregate amount of $90,000. As part of the purchase of S/N 576, the seller, Air Metro III, Inc. ("Air Metro") assigned the Merlin Lease to JetFleet II . Merlin also pays, on a monthly basis, maintenance costs of $27 per hour of usage. JetFleet II holds a security deposit from Merlin of $45,000.

                         JetFleet  Aircraft II, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

2.          Equipment  Under  Operating  Leases  (continued)

     Aircraft  (continued)

     On February 27, 1996, JetFleet II purchased a 50% undivided interest in a Fairchild SA226-TC aircraft, serial number TC-370, for $341,750 ("S/N TC-370") from Air Metro. CMA Capital Management, Inc. ("CMA"), a subsidiary of CMA Consolidated, Inc., purchased the remaining 50% interest at the same time (and has subsequently resold its interest to JetFleet III , a subsidiary of JMC and an affiliate of JetFleet II ). JetFleet II reimbursed Group $4,533 for costs incurred in connection with the acquisition of the interest in the S/N TC-370. JetFleet II also paid an acquisition fee of $5,194 to Group.

     At the time S/N TC-370 was purchased, it was subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000 at a monthly rate of $9,500, of which JetFleet II is entitled to $4,750 (the "Sunbird Lease"). The Sunbird Lease contains a guaranty by Air Metro for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by JetFleet II and CMA). As part of the purchase of S/N TC-370 from Air Metro, Air Metro assigned its interests and obligations under the Sunbird Lease to JetFleet II . Sunbird also pays, on a monthly basis, maintenance costs of $18 per hour of usage.

     Engines

     JetFleet  II    holds  100.00%  undivided  interests  in twenty five used
aircraft engines consisting of twenty three Pratt & Whitney PT6 engines and two Allison A-250-C30P engines (collectively, the "Airwork Engines").

     The Airwork Engines acquired by JetFleet II are leased back to the seller ("Airwork") pursuant to a master lease (the "Airwork Lease") between Airwork and JetFleet II . The Airwork Lease is a triple net lease and has an initial seven-year term, and Airwork has two two-year renewal options. Upon the purchase of each engine by JetFleet II , Airwork was required to pay a security deposit equal to one month of rent. JetFleet II receives monthly rent in the amount of $73,615 from the Airwork Lease.

     During January 1996, Airwork notified JetFleet II of the loss of one of the Airwork Engines (the "First Lost Airwork Engine"). Rather than replace the First Lost Airwork Engine, Airwork chose to pay $211,000 to JetFleet II (the stipulated loss value as stated in the Airwork Lease).

     During June 1996, Airwork notified JetFleet II of the loss of another one of the Airwork Engines (the "Second Lost Airwork Engine"). Airwork has replaced the Second Lost Airwork Engine with an engine of equal value, utility and operating condition.

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

                         JetFleet  Aircraft II, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

2.          Equipment  Under  Operating  Leases  (continued)

     Engines  (continued)

     At the time the AGES Engines were purchased, AGES assigned its rights as lessor under the GPA Lease to JetFleet II . The assignment was contingent upon AGES obtaining the consents of GPA and AeroMexico to the transfer of ownership. If such consents were not obtained by certain deadlines, JetFleet II could require AGES to repurchase the AGES Engines. Because AGES did not obtain such consents, JetFleet II and AGES agreed to rescind the entire AGES Engines purchase transaction on April 7, 1995. The rescission price for the AGES Engines of $5,089,344 was based on the original purchase price paid by JetFleet II , decreased by the amount of rent paid since the purchase of the AGES Engines, and increased by the cost incurred by AGES in borrowing the purchase funds. JetFleet II received a total of $5,089,344 in proceeds from the rescission during the first and second quarters of 1995.

     JetFleet II used a portion of the AGES rescission proceeds to purchase interests in a deHavilland DHC-6-310 aircraft, a Fairchild Metro III SA-227-AC aircraft and a Fairchild SA226-TC aircraft (discussed above) and to purchase two DC-9 aircraft (discussed in Note 3).

     JetFleet II also holds a 100.00% undivided interest in a Pratt & Whitney PT6A-50 aircraft engine (the "AEI Engine"). The AEI Engine is one of two engines purchased from AEI in December 1993. The two engines had been leased back to AEI for a term of eight months with ten three-month renewal options. During 1994, both engines were returned to JetFleet II by AEI. On December 1, 1994, JetFleet II sold one of the engines to deHavilland, Inc. for $190,000. The remaining AEI Engine is currently being held in inventory as a
spare,  and  JetFleet  II    management  is  negotiating  lease  and/or  sale
arrangements  for  it.

3.          Investment  in  Capital  Leases

     McDonnell  Douglas  DC-9  Aircraft

     JetFleet II owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "Initial DC-9"). JetFleet owns the remaining 50.00% interest in the Initial DC-9. The Initial DC-9 is leased back to the seller, Interglobal, Inc. ("Interglobal") for thirty-six months at a monthly rate of $30,000 (the "Initial DC-9 Lease"), of which JetFleet II is entitled to $15,000. The Initial DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. Interglobal assigned its rights under the sublease to the Co-Owners. JetFleet II's investment in the Initial DC-9 is being accounted for as a capital lease. Interglobal has a purchase option for a nominal amount which may be exercised upon expiration of the Initial DC-9 Lease. During the three months and nine months ended September 30, 1996, JetFleet II recorded $10,018 and $34,968, respectively, of interest income attributable to the Initial DC-9 Lease.

                         JetFleet  Aircraft II, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

3.          Investment  in  Capital  Leases  (continued)

     McDonnell  Douglas  DC-9  Aircraft  (continued)

     On July 13, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-14 aircraft, serial number 45702 (the "Second DC-9"), for $800,000. In connection with the acquisition of the interest in the Second DC-9, JetFleet II reimbursed Group for acquisition costs and also paid an acquisition fee of $12,100 to Group. The Second DC-9 is subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the three months and nine months ended September 30, 1996, JetFleet II recorded $28,350 and $93,999, respectively, of interest income attributable to the Second DC-9 Lease.

     On August 31, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-32 aircraft, serial number 47553 (the "Third DC-9"), for $800,000. In connection with the acquisition of the interest in the Third DC-9, JetFleet II reimbursed Group for acquisition costs and also paid an acquisition fee of $12,100 to Group. The Third DC-9 was also subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the three months and nine months ended September 30, 1996, JetFleet II recorded $3,548 and $71,951, respectively, of interest income attributable to the Third DC-9 Lease.

     During the second quarter of 1996, JetFleet II agreed to sell its interest in the Third DC-9 to Interglobal, the party from which it was purchased, for $735,000. JetFleet II also agreed to terminate the lease with Interglobal, reassign the sublease with Aero California S.A. de CV back to Interglobal and issue a Bill of Sale to Interglobal. Payments collected on the capital lease, including the sale proceeds, totalled $1,035,000. JetFleet II management is currently negotiating investment opportunities for the sale proceeds.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Capital  Resources  and  Liquidity

     At the end of the third quarter of 1996, JetFleet II had cash balances of $1,422,522. A portion of this amount was held for the distribution made to the Unitholders in October 1996 and to pay for accrued expenses. The remainder of the cash balance is a result of the prepayment of the Third DC-9 financing lease (discussed in Note 3).

     During the quarter, JetFleet II's primary sources of liquidity were cash flows from leasing operations, capital lease payments and the sale of the Third DC-9. JetFleet II's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

     JetFleet II uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet II's leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet II does not anticipate that it will incur significant operating expenses in connection with its ownership interest in the Aircraft as long they remain on lease. However, JetFleet II has incurred repair costs in 1996 for S/N 72 which are approximately $119,000 in excess of the amounts collected from lessees. These repair costs are the result of maintenance performed  to  enhance  the  aircraft's  marketability.

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

     Cash flows from operations decreased by approximately $1,000,000 primarily due to decreases in accrued maintenance costs, unearned income and depreciation, the effects of which were only partially offset by a decrease in net loss.

     Cash flows from investing activities increased approximately $99,000 in 1996 due to the proceeds received from the AGES Engines rescission, the stipulated loss value of the First Lost Airwork Engine and the payments from the DC-9 financing leases, the total of which was only partially offset by the reinvestment of the AGES Engines and First Lost Airwork Engine proceeds.

     In 1996 and 1995, there were no financing sources of cash. Cash distributions to Unitholders were approximately $113,000 higher in 1996 than in 1995 because of the lower distribution rate during August and September 1995, discussed above.

Results  of  Operations

     JetFleet II recorded net losses of ($582,087) and ($1,027,662) or ($0.80) and ($1.41) per Limited Partnership Unit outstanding in the nine months ended September 30, 1996 and 1995, respectively, and net losses of ($95,665) and ($170,019) or ($0.13) and ($0.23) in the three months ended
September 30, 1996 and 1995, respectively. The decreased losses from 1995 to 1996 during both the nine and three month periods are primarily due to a decrease in depreciation due to the AGES Engines rescission (JetFleet II does not incur depreciation related to the DC-9 financing leases which were purchased using a portion of the AGES Engines rescission proceeds). In addition, income from the DC-9 financing leases increased.

     1996  versus  1995

     Rental income increased approximately $38,000 and $21,000 in the three months and nine months ended September 30, 1996, respectively, versus the same periods in 1995. The increase from year to year was primarily due to the additional rent received as a result of the reinvestment of the AGES Engines rescission proceeds which was not completed until the first quarter of 1996. Interest income associated with the DC-9 financing leases decreased approximately $34,000 and $92,000 in the three month and nine month periods.

     During July 1996, JetFleet II recognized approximately $94,000 of other income in connection with the prepayment of the Third DC-9 financing lease.

     Depreciation for the nine and three month periods decreased approximately $258,000 and $40,000, respectively, primarily because JetFleet II does not incur depreciation related to the DC-9 financing leases which were purchased using a portion of the AGES Engines rescission proceeds.

     Management fees for the three and nine month periods increased approximately $26,000 and $21,000, respectively. This was primarily due to the increased payments received from leases of assets acquired with the AGES Engines rescission proceeds.

     General and administrative expenses for the nine and three month periods increased approximately $79,000 and $20,000, respectively, due to increased costs associated with the ongoing management of JetFleet II's portfolio, specifically the maintenance, supervision and remarketing of S/N 72 and the assets purchased using the AGES Engines rescission proceeds, and the negotiation with Raytheon regarding rents for S/N 57, S/N 44 and S/N 11. As mentioned above, JetFleet II has incurred maintenance costs in 1996 for S/N 72 which are approximately $119,000 in excess of the amounts collected from lessees, approximately the same as in 1995.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 14, 1996.

     Signature          Title





/s/ Neal D. Crispin     Chief Executive and Chief Financial
----------------------  Officer and Chairman of the Board of
Neal D. Crispin          the Managing General Partner



/s/ Richard D. Koehler  Executive Vice President and
----------------------  Director of the Managing General
Richard D. Koehler      Partner



                                    EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
-----------                     -----------                       --------
EX-27                           Financial Data Schedule