Form 10-K
period 1996-12-31
JETFLEET AIRCRAFT II LP
filed 1997-03-31
CIK 875193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-21480

                           JETFLEET AIRCRAFT II, L.P.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                               94-3137154
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

          CMA CAPITAL GROUP
     1440 CHAPIN AVENUE, SUITE 310
         BURLINGAME, CALIFORNIA                           94010
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (415) 696-3900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
UNITS OF LIMITED PARTNER INTERESTS                         NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of during the preceding 12 months (or for such shorter period that the
Registrant  was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.     YES     X          NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 28, 1997 the aggregate market value of the Units held by non-affiliates (computed by reference to the price at which the Units were sold) was $34,675,250.

As of March 28, 1997 the Registrant has 693,505 Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:NONE

                                     PART I

ITEM 1:       BUSINESS

                  JetFleet(TM) Aircraft II, L.P. ("JetFleet II(TM)") is a California limited partnership formed on June 24, 1991 for the purpose of acquiring a portfolio of aircraft and aircraft engines, or interests therein, which are subject to triple net leases. The general partners of JetFleet II(TM) are CMA Capital Group (the "Corporate General Partner") and its founding principals, Neal D. Crispin and Richard D. Koehler (the "Individual General
Partners"). CMA Capital Group, L.P. ("Group, L.P."), a California limited partnership of which the Individual General Partners were the general partners, which, beginning in 1992, was an additional general partner, was dissolved during 1994. Following the dissolution of Group, L.P., and pursuant to the JetFleet II(TM) Limited Partnership Agreement, the Corporate General Partner elected to continue the business of JetFleet II(TM). The Corporate General
Partner is exclusively entitled to manage and control JetFleet II's(TM) business. Under an agreement with JetFleet(TM) Management Corp. ("JMC"), a California corporation formed in January 1994 and an affiliate of the Corporate General Partner, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet II(TM).

                  JetFleet II's(TM) principal objectives are: (i) to generate cash from operations and to distribute all cash in excess of the amount required for operating expenses and cash reserves; and (ii) to maximize returns from the ultimate sale of the aircraft at the highest available price.

                  From October 3, 1991 to April 30, 1994, JetFleet II(TM) offered units of limited partner interests ("Units") pursuant to a prospectus filed under the Securities Act of 1933 (the "Prospectus"). In general, a Unit represents an investment of $50 in JetFleet II(TM).


                  JetFleet II(TM) received, from monthly closings, subscriptions of $2,923,400 from 200 subscribers in 1991, $12,789,900 from 1,317 subscribers in 1992, $14,274,550 from 968 subscribers in 1993 and $4,687,400 from 389 subscribers in 1994, respectively. The net proceeds of these closings were used primarily to purchase undivided interests in aircraft and aircraft engines. In connection with each acquisition, JetFleet II(TM) paid and capitalized an acquisition fee equal to 1.5% of the adjusted purchase price of each asset.

         Aircraft

         deHavilland DHC-103, serial number 72 ("S/N 72")

                  From November 1991 through April 1992, JetFleet II(TM) purchased undivided interests totaling 75.53% in S/N 72 from Capital Management Associates ("CMA"), a corporation owned by one of the Individual General
Partners of JetFleet II(TM). In November 1991, CMA purchased S/N 72 using a combination of bank, seller and other financing. On November 15, 1991, CMA sold, at CMA's cost, a 24.37% interest in S/N 72 to JetFleet(TM) Aircraft, L.P. ("JetFleet(TM)"), a California limited partnership formed on February 16, 1989 for the purpose of acquiring, on an all-cash basis, a portfolio of commercial aircraft which are already in service pursuant to triple net leases with commercial airlines. The Corporate General Partner and the Individual General Partners are the general partners of JetFleet(TM) and have been its general partners from inception. The remaining 0.10% undivided interest was repurchased on April 30, 1992 by the seller in accordance with its purchase option.

                  JetFleet II(TM) paid an aggregate purchase price for its interest in S/N 72 of $5,223,047, which included reimbursement of chargeable acquisition and loan fees, and acquisition fees totaling $481,817. During 1993, a collision-avoidance radar system ("TCAS") was installed on S/N 72 in order to comply with FAA regulations regarding commercial airline operations. In connection with the TCAS installation, JetFleet II(TM) paid and capitalized $105,630 which represents its pro rata share of the cost.

         deHavilland DHC-7-102, serial number 57 ("S/N 57")

                  During April 1992, JetFleet II(TM) also purchased a 4.00% undivided interest in S/N 57 from Aviation Enterprises, Inc. ("AEI") for $199,752, including an acquisition fee of $2,952. The remaining undivided interests in S/N 57 are held 95.90% by JetFleet(TM) and 0.10% by AEI.

         deHavilland DHC-7-102, serial number 44 ("S/N 44")

                  In monthly installments during May through October 1992, JetFleet II(TM) purchased a 100.00% undivided interest in S/N 44 from Aviation Enterprises 1986, Inc. and Oracle, Inc. (collectively "the Sellers"). JetFleet II(TM) paid a total purchase price of $5,208,656. The total cost included reimbursement of chargeable acquisition costs and acquisition fees totaling $126,656.

         deHavilland DHC-7-103, serial number 11 ("S/N 11")

                  From November 1992 through April 1993, JetFleet II(TM) used net proceeds from its closings to purchase a 100.00% undivided interest in S/N 11 from CMA, which had purchased the aircraft, using bank and seller financing, for the purpose of reselling it to JetFleet II(TM). JetFleet II(TM) paid $6,225,556, an amount equal to CMA's purchase price plus reimbursement of chargeable acquisition costs and acquisition fees totaling $325,556.

                  S/N 72, S/N 57, S/N 44 and S/N 11 (collectively, "the Dash-7's") are each powered by four Pratt & Whitney Stage 3 PT6A-50 turboprop engines. They are known for reliability, maneuverability and versatility, featuring quiet, low vibration turboprop engines, which meet Stage 3 noise requirements. These aircraft are the largest "S.T.O.L." aircraft produced. S.T.O.L. aircraft are designed for short take-offs and landings. In addition, S/N 72, built in 1982, and S/N 11, built in 1979, have been fitted with cargo doors and removable cargo floors, enabling them to carry cargo as well as passengers. S/N 57 and S/N 44, built in 1981, are passenger-only aircraft, carrying up to 54 passengers.

         deHavilland DHC-6-310, serial number 666 ("S/N 666")

                  JMC purchased a 100% undivided interest in S/N 666 on January 31, 1995, at a cost of $850,000, for the purpose of reselling the undivided interest to JetFleet II(TM). In April 1995, JetFleet II(TM) purchased JMC's undivided interest in S/N 666 at a price equal to JMC's cost plus chargeable acquisition costs, loan fees and acquisition fees totaling $40,923.

         Fairchild Metro III SA-227-AC, serial number 576 ("S/N 576")

                  JetFleet II(TM) purchased a 100% undivided interest in S/N 576 on June 30, 1995, at a cost of $1,140,000. In connection with the purchase, JetFleet II(TM) paid $25,750 in chargeable acquisition costs and acquisition fees.

         Fairchild Metro II SA226-TC, serial number TC-370 ("S/N 370")

                  On February 27, 1996, JetFleet II(TM) purchased a 50% undivided interest in S/N 370, for $341,750. CMA Capital Management, Inc. ("CMACM"), an affiliate of JMC, purchased the remaining 50% interest at the same time, which it subsequently sold to JetFleet III(TM), a California corporation offering units of medium-term bonds and preferred stock for the purpose of investing in aircraft and other income producing assets. In connection with the purchase, JetFleet II(TM) paid $9,727 in chargeable acquisition costs and acquisition fees.

         Aircraft engines

                  During 1993,  JetFleet II(TM) purchased undivided interests in
25 used aircraft engines (the "Airwork Engines") from Airwork Corporation ("Airwork") for a total acquisition cost of $5,498,993, which included chargeable acquisition costs and acquisition fees of $301,493. The Airwork Engines consist of 23 Pratt & Whitney PT6 engines and 2 Allison Corporation A250-C30P engines. The individual engines had purchase prices ranging from $129,250 to $290,000.

                  The Pratt & Whitney PT6 engines are lightweight, turboprop/turboshaft engines, providing a power range from 475 to 1,970 shaft horsepower. More than 60 certified versions of the engine are on 139 different aircraft models used for a variety of applications. The Allison A250-C30P engines are turboshaft helicopter engines with a power range of up to 650 shaft horsepower and are used exclusively on the Bell 206L3 long range helicopter.

                  During January 1996, Airwork, as lessee, notified JetFleet II(TM) of an event of loss concerning one of the Airwork Engines (the "Lost Airwork Engine"). Rather than replace the Lost Airwork Engine, Airwork chose to pay to JetFleet II(TM) the stipulated loss value as stated in the lease agreement for the Airwork Engines.

                  During December 1993, JetFleet II(TM) purchased two Pratt & Whitney PT6A-50 aircraft engines (the "AEI Engines") for $433,608 which included reimbursement of acquisition costs and acquisition fees totaling $13,608. On December 1, 1994, JetFleet II(TM) sold one of the AEI Engines to deHavilland, Inc. for $190,000. JetFleet II(TM) recognized a loss of $6,868 in connection with this transaction.

                  In December 1993 and during the first quarter of 1994, JetFleet II(TM) purchased three Pratt & Whitney JT8D-217A aircraft engines (the "AGES Engines") from The AGES Group, L.P., a Limited Partnership ("AGES"). The total cost of the three engines, including reimbursement of acquisition costs and acquisition fees totaling $173,312, was $5,871,824. During the first quarter of 1995, JetFleet II(TM) and AGES agreed to rescind the AGES Engines purchase transaction. JetFleet II(TM) received a total of $5,089,344 in proceeds from the rescission during the first and second quarters of 1995.

         The Dash-7 leases

                  At the time of purchase, all four Dash-7's were subject to triple net leases with Johnson Controls World Services ("JCWS") under an eight year contract, which commenced in 1986, with the United States Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested.

                  Under the terms of the sales agreements for the aircraft, AEI receives 4% of monthly lease revenues during the first eight years of the lease in return for providing remarketing and certain other services in connection with the lease, release and resale of the aircraft.

                  As discussed in note 3 to the accompanying financial statements, S/N 72 was returned by JCWS on June 25, 1993. AEI was obligated for up to six months of rental payments for the early termination of S/N 72, net of rent payments received on S/N 72 and economic adjustments received during the period. JCWS agreed to pay an economic adjustment totaling $242,893 to JetFleet II(TM), JetFleet(TM) and AEI (collectively, "the Co-Owners"). This payment was based upon the difference between the condition of certain aircraft components at the time of S/N 72's delivery to JCWS and the time of its return to the Co-Owners. JetFleet II(TM) received $230,517 from JCWS' payment of the economic adjustment, as well as $29,281 of additional rent from AEI. JCWS paid the economic adjustment during February 1994; AEI's obligation was fulfilled in January 1994.

                  On August 13, 1993, S/N 72 was re-leased to Eclipse Airlines, Inc. ("Eclipse"), an affiliate of AEI. The lease (the "Eclipse Lease") was a triple net lease with a term of one year, except that it allowed cancellation by any party on 30 days' notice. The rental amount, paid monthly, was equal to $400 per hour of usage during the month.

                  On October 19, 1993, due to an event of default by Eclipse under the Eclipse Lease, the Co-Owners terminated the Eclipse Lease and repossessed the aircraft. Since Eclipse had no immediate need for S/N 72, Eclipse and the Co-Owners agreed that the Co-Owners would enter into a short-term lease with another party, at the expiration of which the Eclipse lease would be reinstated. At the same time, Eclipse also paid all overdue rent and reserve charges. The Co-Owners and Eclipse mutually agreed in June 1994 not to reinstate the Eclipse Lease.

                  On December 22, 1993 the Co-Owners entered into a lease (the "AGES Lease") with AGES for a term not to exceed ninety days. AGES had subleased S/N 72 to Alas Chiricanas S.A., a corporation conducting business in the Republic of Panama. The lease was subsequently extended to September 1, 1994. JetFleet II(TM) collected a total of $246,390 in rents from AGES during the term of the lease.

                  S/N 72 was re-leased on March 22, 1995 to Air Niugini for a term of six months. The lease was subsequently extended until October 31, 1995. JetFleet II(TM) collected a total of $189,581 in rents from Air Niugini. In addition, Air Niugini paid JetFleet II(TM) its share of maintenance costs of $121,058. Upon its return by Air Niugini and at the direction of JetFleet II(TM) management, S/N 72 underwent certain scheduled maintenance and other repair work.

                  On April 25, 1996, S/N 72 was leased to Air Tindi Limited ("Air Tindi") for a term of thirty-six months. Air Tindi has provided a letter of credit in the amount of $142,000 which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet II(TM) its pro-rata share of maintenance costs of $265.00 per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories. JetFleet II(TM) collected a total of $293,902 from Air Tindi during 1996.

                  The leases for S/N 57, S/N 44 and S/N 11 are triple net leases (in that the lessee is required to pay for maintenance, repair and operations, as well as insurance and taxes), except that costs of complying with FAA airworthiness directives and manufacturer directives in excess of $500 for any modification are to be borne by AEI, but may be recoverable by AEI from the proceeds of the resale of the Dash-7's under certain circumstances.

                  During 1994 the leases for S/N 57, S/N 44 and S/N 11 were extended, at reduced rent, through September 30, 1995. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). During 1995 the lease was extended through September 30, 1996. During 1996 the lease was extended, at reduced rent, through September 30, 1998.

                  Raytheon has placed S/N 57, S/N 44 and S/N 11 in its Inspection and Repair as Necessary ("IRAN") program. The program includes corrosion evaluation, structural inspections, equalized maintenance and interior refurbishment. Raytheon spent an estimated $1,100,000, $800,000 and $1,200,000 on IRAN checks for S/N 57, S/N 44 and S/N 11, respectively.

                  Raytheon has the right to purchase S/N 57, S/N 44 and S/N 11 at any time during the remaining term of the lease. The prices for 100% of each of the three aircraft at September 30, 1998, the end of the current lease term, are as follows:

                                   Serial
                                   Number                 Purchase Price

                                    57                       $3,760,000
                                    44                       $3,690,000
                                    11                       $4,525,000

                  The Corporate General Partner does not anticipate that the purchase options will be exercised and that the leases will continue for as long as the underlying government contracts continue, although there is no contractual requirement to this effect.

         Other aircraft leases

                  S/N 666 is leased to Loganair Limited, a British Airways franchisee ("Loganair"), for a term expiring on January 30, 1998 (the "Loganair Lease"). As part of the purchase of S/N 666 from JMC, JMC assigned the Loganair Lease to JetFleet II(TM). Loganair also pays, on a monthly basis, maintenance costs based on usage. JetFleet II(TM) holds a security deposit from Loganair of $45,000 in an interest-bearing account (which interest accrues for the benefit of Loganair). Under the Loganair Lease, the lessee holds two extension options for up to an additional 39 months.

                  S/N 576 is subject to a lease with Merlin Express, Inc., a subsidiary of Fairchild Aircraft Incorporated ("Merlin"), for a term expiring on July 18, 1999 (the "Merlin Lease"). The Merlin Lease contains a guaranty by Fairchild Aircraft Incorporated for the equivalent of six months of rent. As part of the purchase of S/N 576, the seller assigned the Merlin Lease to JetFleet II(TM). Merlin also pays, on a monthly basis, maintenance costs based on usage. JetFleet II(TM) holds a security deposit from Merlin of $45,000 in an interest-bearing account (which interest accrues for the benefit of Merlin).

                  S/N 370 is subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000 (the "Sunbird Lease"). The Sunbird Lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by JetFleet II(TM) and JetFleet III(TM)). As part of the purchase of S/N 370 from Air Metro, Air Metro assigned its interests and obligations under the Sunbird Lease to JetFleet II(TM).

         The aircraft engine leases

                  The Airwork Engines are leased back to Airwork pursuant to a master lease (the "Airwork Lease") between Airwork and JetFleet II(TM). The Airwork Lease is a triple net lease, has an initial seven-year term (which expires on April 30, 2000), and Airwork has two two-year renewal options. UNC Incorporated, the parent of Airwork, has guaranteed the obligations of Airwork under the Airwork Lease. Upon the purchase of each engine by JetFleet II(TM), Airwork was required to pay a security deposit equal to one month of rent.

                  The  single  remaining  AEI  Engine is  currently  off  lease.
JetFleet  II(TM)   management  is  currently   negotiating   lease  and/or  sale
arrangements for the engine.

                  The AGES Engines were leased to GPA Group plc ("GPA") and subleased to Aerovias de Mexico, S.A. de C.V. ("AeroMexico"). As mentioned above, JetFleet II(TM) and AGES agreed during the first quarter of 1995 to rescind the AGES Engines purchase by JetFleet II(TM). JetFleet II(TM) received a total of $150,000 in rental payments during 1995 for the AGES Engines.

         Investments in Capital Leases

         McDonnell Douglas DC-9, serial number 47236 ("First DC-9")

                  On December 16, 1994, JetFleet II(TM) purchased a 50% undivided interest in the First DC-9 for $400,000 plus reimbursement of chargeable acquisition costs and acquisition fees totaling $12,851. JetFleet(TM) purchased the remaining 50% interest at the same time. The First DC-9 was leased back to the seller, Interglobal, Inc. for thirty-six months at a monthly rate of $30,000, of which JetFleet II(TM) is entitled to $15,000 (the "First DC-9 Lease"). The First DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As discussed in note 1 to the accompanying financial statements, JetFleet II's(TM) investment in the First DC-9 is being accounted for as a capital lease. The investment is essentially a financing in which JetFleet II(TM) will recover its investment over the term of the lease. Interglobal, Inc. has a purchase option for a nominal amount which may be exercised upon expiration of the First DC-9 Lease. In 1996, JetFleet II(TM) recorded $43,238 of interest income attributable to the First DC-9 Lease.

         McDonnell Douglas DC-9-14, serial number 45702 ("Second DC-9")

                  On July 10, 1995, JetFleet II(TM) purchased a 100% undivided interest in the Second DC-9 for $800,000 plus reimbursement of chargeable acquisition costs and acquisition fees totaling $18,450. The Second DC-9 is subject to similar lease terms as the First DC-9 and is accounted for in the same manner. In 1996, JetFleet II(TM) recorded $119,157 of interest income attributable to the lease of the Second DC-9.

         McDonnell Douglas DC-9-32, serial number 47553 ("Third DC-9")

                  On August 31, 1995, JetFleet II(TM) purchased a 100% undivided interest the Third DC-9 for $800,000 plus reimbursement of chargeable acquisition costs and acquisition fees totaling $18,850. The Third DC-9 was also subject to similar lease terms as the First DC-9 and was accounted for in the same manner. On July 10, 1996, JetFleet II(TM) agreed to resell the Third DC-9 and reassign the sublease to the original seller, Interglobal, Inc., for a sales price of $735,000. In 1996, JetFleet II(TM) recorded $71,950 of interest income attributable to the lease of the Third DC-9.

                  Due to FAA regulations, JetFleet II's(TM) interests in the Dash-7's, the Airwork Engines, the AEI Engines, the AGES Engines, S/N 576 and S/N 370 were purchased in the name of a trust, the sole beneficiary of which is JetFleet II(TM).

                  JetFleet II(TM) has many competitors in the aircraft leasing industry, including aircraft leasing partnerships, leasing companies, banks and other financial institutions. In addition, JetFleet II(TM) has significant competition from partnerships which lease non-aircraft capital assets. The market is highly competitive. Most of JetFleet II's(TM) competitors have substantially greater financial and other resources than JetFleet II(TM).

ITEM 2:       PROPERTIES

                  JetFleet II(TM) does not own or lease any real property, plant or materially important physical properties other than aircraft under operating lease or aircraft under operating lease as set forth in Item 1.

                  JetFleet II(TM) maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by JetFleet II(TM).


ITEM 3:       LEGAL PROCEEDINGS

                  JetFleet II(TM) is not involved in any legal proceedings.


ITEM 4:       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5:   MARKET FOR JETFLEET II'S(TM) UNITS AND RELATED SECURITYHOLDER MATTERS

         General

                  JetFleet II(TM) Units are not publicly traded. Currently, there is no market for JetFleet II(TM) Units and it is unlikely that any market will develop. There are several secondary exchanges which will purchase limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of limited partnership units. In addition, there are certain limitations upon the transfer of Units, as described in the Prospectus and in JetFleet II's(TM) Partnership Agreement.

         Number of Security Holders

                  Number of holders of Units of Limited Partner interests as
                  of March 28, 1997:            1,907

         Distributions

                  JetFleet   II(TM)   investors   may  elect  to  receive  their
distributions on either a monthly or quarterly basis. In 1995 and 1996, distributions totaling $3,177,553 and $3,467,715, respectively, or $4.58 and $5.00 per weighted average Limited Partnership Unit outstanding, of which $4.58 and $5.00, respectively, were a return of capital, were made to the Limited Partners.

ITEM 6:       SELECTED FINANCIAL DATA

                                  December 31,

                                                1992               1993               1994               1995               1996
                                             -----------        -----------        -----------        -----------        -----------
Summary Balance
    Sheet Data:
       Total assets .................        $13,045,412        $24,427,689        $25,018,544        $21,229,706        $16,410,203
       Aircraft and
        aircraft engines
        under leases or
        held for leases .............        $12,820,202        $22,703,898        $23,969,043        $17,520,291        $14,435,613
       Partners' capital ............        $12,992,296        $23,890,926        $24,539,410        $20,033,855        $15,527,046


                                                                               Year Ended
                                                                           December 31,

                                                          1992             1993             1994             1995              1996
                                                   -----------      -----------      -----------      -----------       -----------
Summary of Operations:
      Rental income .........................      $ 1,291,680      $ 3,260,910      $ 3,796,913      $ 2,601,541       $ 2,658,450
      Net (loss) income .....................      $   475,072      $ 1,243,147      $   844,620      ($1,160,761)      ($  856,582)
      Net (loss) income per Unit ............      $      2.51      $      2.52      $      0.93      ($     1.91)      ($     1.50)
      Distributions to limited
         partners ...........................      $ 1,045,670      $ 2,616,592      $ 4,058,238      $ 3,177,553       $ 3,467,715
      Distributions per Unit ................      $      6.24      $      5.98      $      6.00      $      4.58       $      5.00
      Weighted average Units
         outstanding ........................          167,592          437,312          675,964          693,505           693,505


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Capital Resources and Liquidity

                  At the end of 1996, JetFleet II(TM) had cash balances of $1,191,914. This amount was held primarily for the distribution made to the Unitholders in January 1997 and to pay for accrued expenses.

                  During the year, JetFleet II's(TM) primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet II's(TM) liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

                  JetFleet II(TM) uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet II's(TM) leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet II(TM) does not anticipate that it will incur significant operating expenses in connection with its ownership interest in the Aircraft as long they remain on lease.


                  JetFleet II(TM) currently has available adequate reserves to meet is immediate cash requirements.

                  From January 1995 through July 1995, JetFleet II(TM) made distributions at an annualized rate of 10%. From August 1995 through December 1995, JetFleet II(TM) made distributions at an annualized rate of 8% primarily because of the decreased monthly rents on S/N 57, S/N 44 and S/N 11, and because S/N 72, which had come off lease in September 1995, had not been re-leased. In addition, although JetFleet II(TM) has reinvested the net proceeds received as a result of the AGES Engine rescission, it did so on a staged basis which was not completed until early 1996. The level of monthly rent received from these new assets did not equal the rent JetFleet II(TM) had been receiving from the AGES Engines until late 1995. Since January 1996, JetFleet II(TM) has made distributions at an annualized rate of 10% primarily because the rent on the assets purchased using the AGES Engine rescission proceeds is now higher than the rent received prior to the rescission. Future distributions will depend on the amount of lease revenue received by JetFleet(TM) for its assets.

                  If inflation in the general economy becomes significant, it may affect JetFleet II(TM) inasmuch as the residual values and rates on re-leases of its aircraft may increase as the costs of similar assets increase. However, JetFleet II's(TM) revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation. At the same time, any significant inflation in the general economy may cause an increase in professional fees and general and administrative expense reimbursements.

                  If interest rates increase significantly, the lease rates that JetFleet II(TM) can obtain on future leases with be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

         1996 versus 1995

                  Cash flows from operations decreased approximately $423,000 primarily due to a decrease in unearned interest income as a result of the sale of the Third DC-9 and a decrease in payables. These decreases were only partially offset by an increase in lease related revenue resulting primarily from higher monthly rents for S/N 72 during 1996.

                  Cash flows from investing activities decreased approximately $439,000 in 1996 primarily due to the AGES Engines rescission during 1995. This was partially offset by the funds received from the sale of the Third DC-9 during 1996 which had not been reinvested at December 31, 1996.

                  In 1996, there were no financing sources of cash. Cash distributions to Unitholders increased approximately $305,000, or by $0.42 per weighted average Limited Partnership Unit outstanding. The increased distributions to Unitholders resulted from the additional rent received from the reinvestment of the AGES rescission proceeds, as well as from the higher monthly rent for S/N 72 during 1996. The increased rents were only partially offset by reduced rents on S/N 57, S/N 44 and S/N 11.

         1995 versus 1994

                  Cash flows from operations decreased approximately $673,000 primarily due to a decrease of approximately $1,195,000 in cash flows from lease-related revenues. Certain other cash expenses increased in 1995 as discussed under "Results of Operations" below. The decreased cash flows from leases resulted from reduced rents on S/N 57, S/N 44 and S/N 11, S/N 72's off-lease periods during 1995 and the loss of rent during the period that the AGES Engines rescission proceeds were being reinvested.

                  Cash flows from investing activities increased approximately $5,800,000 in 1995 primarily due to the AGES Engines rescission and staged reinvestment in assets which was not completed until early 1996 and the payments received from the capital leases on the DC-9s.

                  In 1995, there were no financing sources of cash. JetFleet II(TM) raised $4,687,400 during 1994. In connection with these sales, JetFleet II(TM) paid organization and offering costs in the amount of $632,799 to the Corporate General Partner and CKS Securities, Incorporated. Cash distributions to Unitholders decreased approximately $881,000, or by $1.27 per weighted average Limited Partnership Unit outstanding. The decreased distributions to Unitholders resulted from reduced rents on S/N 57, S/N 44 and S/N 11 as well as S/N 72's off-lease periods during 1995 which were only partially offset by the cash received as a result of the reinvestment of the AGES Engines rescission proceeds.

Results of Operations

                  JetFleet II(TM) recorded net income of $844,620 and a net loss of ($1,160,761) and ($856,582) in 1994, 1995 and 1996, respectively. The decrease from 1994 to 1995 was due to the decrease in rents received for S/N 57, S/N 44 and S/N 11, S/N 72's off-lease periods during 1995 and the loss of rent during the period that the AGES Engines rescission proceeds were being reinvested. The increase from 1995 to 1996 was a result of the additional interest income received from the reinvestment of the AGES rescission proceeds in the DC-9 financing leases. There was no related increase in depreciation because the DC-9 financing leases are capital leases.

         1996 versus 1995

                  Rental income increased approximately $57,000. This was due to the higher monthly rent for S/N 72 during 1996, which was only partially offset by reduced rents on S/N 57, S/N 44 and S/N 11 beginning in October 1996.

                  Depreciation decreased approximately $112,000 primarily due to the reinvestment of the AGES rescission proceeds in aircraft subject to financing leases which are not subject to depreciation.

                  Management fees increased approximately $11,000. This was primarily due to the increased rents discussed above. JetFleet II(TM) pays 4% to AEI in connection with the purchases of each of the above aircraft.

                  General and administrative expenses and professional fees increased approximately $92,000 due to increased costs associated with the ongoing management of JetFleet II's(TM) and extensive negotiations with Raytheon regarding the monthly rents for S/N 57, S/N 44 and S/N 11. As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet II(TM). If management fees are payable within a given year, such fees are reduced to the extent that any payments are made to JMC or other third parties performing such remarketing duties.

         1995 versus 1994

                  Rental income decreased approximately $1,195,000. This was due to reduced rents on S/N 57, S/N 44 and S/N 11 beginning in October 1994, S/N 72's off-lease periods during 1995 and the loss of rent during the period that the AGES Engines rescission proceeds were being reinvested. In addition, the payments under the DC-9 financing leases, which were acquired in December 1994, July 1995 and August 1995, are treated as a return of capital with an imputed interest component, rather than rental income.

                  Depreciation increased approximately $1,025,000 primarily due to the additional purchases of interests in aircraft and aircraft engines during 1994 and 1995 and a reduction in the estimate of the useful life of certain aircraft.

                  Management fees decreased approximately $88,000. This was primarily due to the reduced rents discussed above. JetFleet II(TM) pays 4% to AEI in connection with the purchases of each of the above aircraft. Also, JetFleet II(TM) pays a lower rate of management fees on full payout leases such as the leases to which the DC-9s are subject.

                  General and administrative expenses and professional fees increased approximately $89,000 due to increased costs associated with the ongoing management of JetFleet II's(TM) portfolio, specifically the maintenance, supervision and remarketing of S/N 72 and negotiation of the AGES rescission. As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet II(TM). If management fees are payable within a given year, such fees are reduced to the extent that any payments are made to JMC or other third parties performing such remarketing duties.


ITEM 8:       FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS



The Partners JetFleet(TM) Aircraft II, L.P.


We have audited the accompanying balance sheets of JetFleet(TM) Aircraft II, L.P., a California Limited Partnership, as of December 31, 1996 and December 31, 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet(TM) Aircraft II, L.P., at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.



                          VOCKER KRISTOFFERSON AND CO.

February 6, 1997
San Mateo, California

                         JetFleet(TM) Aircraft II, L.P.
                                 Balance Sheets



                                     ASSETS


                                                                                        December 31,
                                                                                     1996          1995

Current assets

         Cash ..................................................................$ 1,191,914   $ 1,364,593
         Receivable from affiliates ............................................       --          45,000
         Reserves receivable from lessees ........................................   29,781          --
         Lease payments receivable ...............................................  540,000       960,000
                                                                                -----------   -----------

         Total current assets ..................................................  1,761,695     2,369,593
Aircraft and aircraft engines under operating
   leases and aircraft held for operating leases,
   net of accumulated depreciation of
   $10,425,030 in 1996 and $7,213,339 in 1995 .................................. 14,435,613    17,520,291
Lease payments receivable ......................................................    180,000     1,275,000
Organization and offering costs, net of
   accumulated amortization of $123,141 in 1996
   and $91,214 in 1995 .........................................................     32,895        64,822
                                                                                -----------   -----------

                                                                                $16,410,203   $21,229,706
                                                                                ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

         Accounts payable ......................................................$   112,519   $   119,254
         Accrued maintenance costs .............................................    501,072       410,702
         Payable to affiliates .................................................     10,933        49,075
         Security deposits .....................................................    143,101       140,415
         Unearned interest income ..............................................     79,186       287,373
         Prepaid rent received .................................................     27,553        15,000
                                                                                -----------   -----------

         Total current liabilities .............................................    874,364     1,021,819

Unearned interest income ......................................................       8,793       174,032
                                                                                -----------   -----------

Total liabilities ..............................................................    883,157     1,195,851

Partners' capital
         (Limited partners 1,100,000 authorized
         Units, 693,505 issued Units in 1996 and 1995) ........................  15,527,046    20,033,855
                                                                                -----------   -----------

                                                                                $16,410,203   $21,229,706
                                                                                 ==========   ===========

See accompanying notes.

                         JetFleet(TM) Aircraft II, L.P.
                            Statements of Operations



                                                                         Year Ended December 31,
                                                   1996             1995              1994

Revenues:

  Rental income                                $ 2,658,450      $ 2,601,541       $ 3,796,913
  Gain on sale of aircraft                          94,081                -                 -
  Gain / (Loss) on sale of
      aircraft engines                              34,860          (46,090)           (6,868)
  Interest income                                  265,359          236,631            33,514
                                               -----------      -----------       -----------
                                                 3,052,750        2,792,082         3,823,559
                                               -----------      -----------       -----------

Costs and expenses:

  Management fees                                  113,657          102,440           190,137
  Depreciation of aircraft
     and aircraft engines                        3,260,014        3,372,163         2,347,282
  Amortization of organization
     and offering costs                             31,927           31,927            31,086
  Professional fees                                 36,511           50,438            28,242
  Maintenance costs                                119,252          153,096           206,308
  General and administrative                       347,971          242,779           175,884
                                               -----------      -----------       -----------
                                                 3,909,332        3,952,843         2,978,939
                                               -----------      -----------       -----------
Net (loss) income                              $  (856,582)     $(1,160,761)      $   844,620
                                               ===========      ===========       ===========

Allocation of net(loss) income:

  General partners                             $   182,511      $   167,240       $   213,592
  Limited partners                              (1,039,093)      (1,328,001)          631,028
                                               -----------      -----------       -----------
                                               $  (856,582)     $(1,160,761)      $   844,620
                                               ===========      ===========

  Per Limited Partner Unit                     $     (1.50)     $     (1.91)      $      0.93
                                               ===========      ===========       ===========

Weighted average Limited
  Partner Units outstanding                        693,505          693,505             675,964
                                               ===========      ===========       =============


See accompanying notes.

                         JetFleet(TM) Aircraft II, L.P.
                         Statements of Partners' Capital
              For the Years Ended December 31, 1994, 1995 and 1996


                                              Limited
                                              Partner          Limited           General
                                               Units          Partners          Partners              Total


Balance, December 31, 1993                    599,757     $    23,890,926     $           -     $    23,890,926
Capital contributions                          93,748           4,687,400                 -           4,687,400
Offering costs                                                   (611,706)                -            (611,706
Distributions ($6.00 per
  weighted average Limited
  Partner Unit)                                     -          (4,058,238)         (213,592)         (4,271,830)
Net income                                                        631,028           213,592             844,620
                                           ----------      --------------     -------------     ---------------

Balance, December 31, 1994                    693,505          24,539,410                 -          24,539,410
Distributions ($4.58 per
  Limited Partner Unit)                             -          (3,177,553)         (167,240)         (3,344,793)
Net loss                                                       (1,328,001)          167,240          (1,160,761)
                                           ----------      --------------     -------------     ---------------

Balance, December 31, 1995                    693,505          20,033,856                 -          20,033,856
Distributions ($5.00 per
  Limited Partner Unit)                             -          (3,467,715)         (182,511)         (3,650,226)
Net loss                                                       (1,039,093)          182,511            (856,582)
                                           ----------      --------------     -------------     ---------------

Balance, December 31, 1996                    693,505     $    15,527,046     $           -     $    15,527,046
                                           ==========     ===============     =============     ===============



See accompanying notes.

                                                JetFleet(TM) Aircraft II, L.P.
                                                 Statements of Cash Flows

                                                                          For the Year Ended December 31,
                                                                    1996            1995               1994

Operating activities:
   Net (loss) income                                           $  (856,582)     $(1,160,761)     $    844,620
   Adjustments to reconcile net (loss) income
     to net cash provided by operating activities:
       (Gain) / loss on sale of aircraft engines                   (34,860)          46,090             6,868
       Gain on sale of aircraft                                     94,081                -                 -
       Depreciation of aircraft
         and aircraft engines                                    3,260,014        3,372,163         2,347,282
       Amortization of organization
         and offering costs                                         31,927           31,927            31,086
       Change in operating assets
         and liabilities:
           Receivable from affiliates                               45,000          (32,558)          (12,442)
           Rent receivable                                               -           75,000           166,678
           Reserves receivable from lessees                        (29,781)               -                 -
           Accounts payable                                         (6,735)          78,572           (93,726)
           Accrued maintenance costs                                90,370          181,575           150,923
           Unearned interest income                               (279,345)        (185,430)           (3,014)
           Payable to affiliates                                   (38,142)          37,500           (99,808)
           Security deposits                                         2,686           66,800                 -
           Prepaid rent received                                    12,553           15,000          (139,153)
                                                               -----------      -----------       -----------
   Net cash provided by operating activities                     2,103,024        2,525,878         3,199,314
                                                               -----------      -----------       -----------
Investing activities:
   Proceeds from sale of aircraft engines                          211,000        5,089,344           190,000
   Proceeds from sale of aircraft                                  735,000                -                 -
   Purchase of interests in
     aircraft and aircraft engines                                (351,477)      (3,696,146)       (4,222,146)
   Payments received on capital lease                              780,000          420,000            45,000
   Net cash provided by (used in)
     investing activities                                        1,374,523        1,813,198        (3,987,146)
                                                               -----------      -----------       -----------
Financing activities:
   Capital contributions                                                 -                -         4,687,400
   Distributions                                                (3,650,226)      (3,344,793)       (4,271,830)
   Offering costs                                                        -                -          (611,706)
   Organization costs                                                    -                -           (21,093)
                                                               -----------      -----------       -----------
   Net cash used in
     financing activities                                       (3,650,226)      (3,344,793)         (217,229)
                                                               ------------     ------------      -----------
Net (decrease) increase in cash                                   (172,679)         994,283        (1,005,061)
Cash, beginning of period                                        1,364,593          370,310         1,375,371
                                                               -----------      -----------       -----------
Cash, end of period                                            $ 1,191,914      $ 1,364,593       $   370,310
                                                               ===========      ===========       ============

Supplemental schedule of noncash investing and financing activities:

JetFleet II(TM) entered into capital leases for its interests in one DC-9 aircraft during 1994 and two DC-9 aircraft during 1995. In conjunction with the leases, a liability for unearned interest income was recorded at the beginning of the lease as follows:

                                                       1994             1995

   Minimum lease payments receivable              $   540,000       $ 2,160,000
   Cost of interest of aircraft leased               (412,851)       (1,637,300)
                                                  -----------       -----------
   Unearned interest income                       $   127,149       $   522,700

                                                  ===========       ===========

See accompanying notes.

                         JetFleet(TM) Aircraft II, L.P.
                         Notes to Financial Statements


1.       Summary of Significant Accounting Policies

         Basis of presentation

         JetFleet(TM) Aircraft II, L.P. ("JetFleet II(TM)") is a California limited partnership formed on June 24, 1991 for the purpose of acquiring, on a world-wide basis, a portfolio of aircraft and aircraft engines, or interests therein, which are subject to triple net leases. The corporate general partner of JetFleet II(TM) (the "Corporate General Partner") is CMA Capital Group
("Group"), a California corporation formed in February 1989. The individual general partners, Neal D. Crispin and Richard D. Koehler (the "Individual
General Partners"), are the founding principals of the Corporate General Partner. Group is exclusively entitled to manage JetFleet II's(TM) business. Capital Management Associates ("CMA"), a subsidiary of CMA Consolidated, Inc., an affiliated California corporation owned by Mr. Crispin, provides certain accounting and investor-related services for Group. JetFleet(TM) Management Corp. ("JMC") an affiliated California corporation formed in January 1994 owned by the individual general partners and an officer of CMA has been authorized to perform remarketing duties on behalf of JetFleet II(TM). Crispin Koehler Securities, an affiliated California corporation owned by Messrs. Crispin and Koehler, provides certain administrative and investor-related services for Group. JetFleet II(TM) owns interests in certain aircraft in which JetFleet(TM) Aircraft, L.P. ("JetFleet(TM)"), an affiliated California limited partnership, also owns interests. JetFleet II(TM) has had significant transactions with these affiliates as well as Range Systems Engineering, Aviation Enterprises 1988, Inc. ("AEI"), Eclipse Airlines, Inc. ("Eclipse"), an affiliate of AEI, Airwork Corporation ("Airwork"), The AGES Group, L.P., a Limited Partnership ("AGES"), the National Airline Commission of Papua New Guinea (trading as Air Niugini) ("Air Niugini") and Air Tindi Limited ("Air Tindi"). The Corporate General Partner contributed $750 to the capital of JetFleet II(TM).

         Aircraft and aircraft engines under operating leases and aircraft held for operating leases

         JetFleet II's(TM) interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs and loan fees. JetFleet II(TM) also pays and capitalizes an acquisition fee equal to 1.5% of the adjusted purchase price of each asset. The capitalization of each asset is discussed in detail in Note 3. Depreciation is computed using the straight-line method over the aircraft's estimated economic life to a zero residual value. Beginning in 1995, JetFleet II(TM) reduced the estimated economic life of the Dash-7 aircraft from 12 to 8 years to reflect technological change. This change had the effect of increasing depreciation by $1,068,972 and increasing the net loss by $1,068,972, or $1.54 per Limited Partnership Unit outstanding in 1995. At the same time, JetFleet II(TM) began using an 8-year estimated economic life for depreciating any newly acquired aircraft.

                         JetFleet(TM) Aircraft II, L.P.
                         Notes to Financial Statements


1.       Summary of Significant Accounting Policies (continued)

         Organization and offering costs

         Pursuant to the terms of the Partnership Agreement, a non-accountable organizational and offering expense allowance, in an amount equal to 3% of limited partner capital contributions, is paid to Group for reimbursement of certain organizational and offering expenses incurred in connection with the formation and offering of units in JetFleet II(TM). A portion of the allowance is capitalized as organization and offering costs and is being amortized using the straight-line method over 60 months. The remaining amount, along with sales commissions, investment banking fees, and due diligence reimbursements, is reflected as a direct reduction of partners' capital contributions.

         Investments in capital leases

         JetFleet II's(TM) investments in the three McDonnell Douglas DC-9 aircraft are recorded as investments in capital leases. The gross investment in each is recorded as lease payments receivable while the difference between the gross investment and the acquisition cost of each respective DC-9 is recorded as unearned interest income (see Note 4).

         Income taxes

         Income taxes are the liability of the individual partners; accordingly, the financial statements do not include any provision for income taxes. At December 31, 1996, assets and liabilities on a tax basis were approximately $3 million lower than on a book basis due to accelerated depreciation used for tax purposes.

         Cash balances

         As of December 31, 1996, JetFleet II(TM) maintained cash balances of $655,039, $226,597, $188,025 and $64,413 in four large open-end money funds, which are not federally insured. JetFleet II(TM) also maintained a cash balance of $231,972 in a regional bank headquartered in San Francisco, $131,972 of which is not federally insured. JetFleet II(TM) has accumulated cash in excess of the federally insured amount as it searches for suitable investments using proceeds from assets previously sold and in order to make quarterly distributions. JetFleet II(TM) is also accumulating maintenance reserves collected from various lessees which will be used to fund certain scheduled maintenance and repairs required for certain aircraft.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         JetFleet(TM) Aircraft II, L.P.
                         Notes to Financial Statements



2.       Allocation of Income, Losses and Distributions

         Pursuant to the Partnership Agreement, all revenues and expenses and income and losses are generally allocated 95% to the limited partners and 5% to the general partners. In accordance with the Partnership Agreement, during 1994, 1995 and 1996, additional revenues were specially allocated to the general partners to bring their capital account to a zero balance. Cash distributions from JetFleet II's(TM) operations are made 95% to the limited partners and 5% to the general partners.

3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases

         Aircraft

         deHavilland DHC-103, serial number 72 ("S/N 72")

         CMA purchased a 100% undivided interest in S/N 72 on November 15, 1991, at a cost of $6,277,006, for the purpose of reselling the undivided interests to JetFleet II(TM) and JetFleet(TM).

         JetFleet II(TM) agreed to purchase CMA's undivided interest in S/N 72 at a price equal to CMA's cost, including chargeable acquisition costs and loan fees, in one or more installments as funds were raised in the JetFleet II(TM) offering and became available for investment. As a result, JetFleet II(TM) held an undivided interest of 75.53% at December 31, 1996. JetFleet(TM) and AEI own the remaining 24.37% and 0.10% undivided interests, respectively, at December 31, 1996. The total cost of $5,223,047 paid to CMA for JetFleet II's(TM) 75.53% undivided interest included reimbursement of chargeable acquisition and loan fees, and acquisition fees totaling $481,817.

         Upon the return of S/N 72 by Johnson Controls World Services, Inc. ("JCWS") in June 1993, discussed below, a collision-avoidance radar system ("TCAS") was installed on the aircraft in order to comply with FAA regulations regarding commercial airline operations. In connection with the TCAS installation, JetFleet II(TM) paid and capitalized $105,630 which represents its pro rata share of the cost. This amount is being depreciated over the remaining depreciable life of S/N 72.

         deHavilland DHC-7-102, serial number 57 ("S/N 57")

         During 1992, JetFleet II(TM) purchased a 4.00% undivided interest in S/N 57 for $199,752, including an acquisition fee of $2,952. The remaining undivided interests in S/N 57 are held 95.90% by JetFleet(TM) and 0.10% by AEI at December 31, 1996.

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases (continued)

         Aircraft (continued)

         deHavilland DHC-7-102, serial number 44 ("S/N 44")

         During 1992, JetFleet II(TM) purchased undivided interests totaling 100.00% in S/N 44 for $5,208,656, in a series of monthly installments. The total cost included reimbursement of chargeable acquisition costs and acquisition fees totaling $126,656.

         deHavilland DHC-7-103, serial number 11 ("S/N 11")

         CMA purchased a 100% undivided interest in S/N 11 on October 30, 1992, at a cost of $5,900,000, for the purpose of reselling the undivided interests to JetFleet II(TM). JetFleet II(TM) purchased CMA's undivided interest in S/N 11 at a price equal to CMA's cost, plus chargeable acquisition costs, loan fees and acquisition fees totaling $325,556, in installments as funds were raised in the JetFleet II(TM) offering and became available for investment. As a result, JetFleet II(TM) held an undivided interest of 100.00% at December 31, 1996.

         deHavilland DHC-6-310, serial number 666 ("S/N 666")

         JMC purchased a 100% undivided interest in S/N 666 on January 31, 1995, at a cost of $850,000, for the purpose of reselling the undivided interest to JetFleet II(TM). In April 1995, JetFleet II(TM) purchased JMC's undivided interest in S/N 666 at a price equal to JMC's cost plus chargeable acquisition costs, loan fees and acquisition fees totaling $40,923.

         Fairchild Metro III SA-227-AC, serial number AC-576 ("S/N 576")

         JetFleet II(TM) purchased a 100% undivided interest in S/N 576 on June 30, 1995, at a cost of $1,140,000. In connection with the purchase, JetFleet II(TM) paid $25,750 in chargeable acquisition costs and acquisition fees.

         Fairchild Metro II  SA-226-TC, serial number TC-370 ("S/N 370")

         On February 27, 1996, JetFleet II(TM) purchased a 50% undivided interest in a Fairchild SA226-TC aircraft, serial number TC-370 ("S/N TC-370") at a cost of $341,750. CMA Capital Management, Inc., a subsidiary of CMA Consolidated, Inc., purchased the remaining 50% interest at the same time. During 1996, JetFleet III(TM), an affiliate of JetFleet II(TM), purchased the 50% interest from CMA Capital Management, Inc. In connection with the acquisition, JetFleet II(TM) paid a total of $9,727 to CMA Capital Group in chargeable acquisition costs and acquisition fees.

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases (continued)

         Aircraft engines (continued)

         Aircraft engines

         In March 1993, JetFleet II(TM) agreed to purchase, in monthly installments twenty-five used aircraft engines (the "Airwork Engines"). At December 31, 1996 JetFleet II(TM) held 100.00% undivided interests in all of the Airwork engines, comprised of four Pratt & Whitney PT6A-42 aircraft engines, nine Pratt & Whitney PT6A-41 aircraft engines, five Pratt & Whitney PT6A-41 aircraft engines, two Pratt & Whitney PT6A-28 aircraft engines, one Pratt & Whitney PT6A-65 aircraft engine, one Pratt & Whitney PT6A-45 aircraft engine, one Pratt & Whitney PT6A-65R aircraft engine, and two Allison A-250-C30P aircraft engines.

         The total acquisition cost of $5,498,993 included reimbursement for chargeable acquisition costs and acquisition fees totaling $301,493. During January 1996, Airwork notified JetFleet II(TM) of an event of loss concerning one of the Airwork Engines (the "Lost Airwork Engine"). Rather than replace the Lost Airwork Engine, Airwork chose to pay to JetFleet II(TM) the stipulated loss value as stated in the lease agreement for the Airwork Engines ($211,000). JetFleet II(TM) recognized a gain of $34,860 on the disposition of the Lost Airwork Engine.

         During December 1993, JetFleet II(TM) purchased two Pratt & Whitney PT6A-50 aircraft engines (the "AEI Engines") for $433,608 which included reimbursement of acquisition costs and acquisition fees totaling $13,608. On December 1, 1994, JetFleet II(TM) sold one of the AEI Engines to deHavilland, Inc. for $190,000. JetFleet II(TM) recognized a loss of $6,868 in connection with this transaction.

         In December 1993 and during the first quarter of 1994, JetFleet II(TM) purchased three Pratt & Whitney JT8D-217A aircraft engines (the "AGES Engines") from AGES. The total cost of the three engines including reimbursement of acquisition costs and acquisition fees totaling $173,312 was $5,871,824. During the first quarter of 1995, JetFleet II(TM) and AGES agreed to rescind the AGES Engines purchase transaction. JetFleet II(TM) received a total of $5,089,344 in proceeds from the rescission during the first and second quarters of 1995.

         The Dash-7 leases

         At the time of purchase, all four Dash-7's were subject to triple net leases with JCWS under an eight year contract, which commenced in 1986, with the United States Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested.

         Under the terms of the sales agreements for the aircraft, AEI receives 4% of monthly lease revenues during the first eight years of the lease in return for providing remarketing and certain other services in connection with the lease, release and resale of the aircraft.

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases (continued)

         The Dash-7 leases (continued)

         In April 1993, JetFleet II(TM) was notified that JCWS would not renew the lease of one of the aircraft. As a result of subsequent negotiations, JetFleet II(TM), JetFleet(TM) and AEI (collectively, the "Co-Owners") agreed to terminate the initial lease on S/N 72 as soon as the airplane was fully inspected to confirm that it had been returned in the condition required under the lease. The Co-Owners accepted the return of S/N 72 on June 25, 1993.

         AEI was obligated for up to six months of rental payments for the early termination of S/N 72, net of rent payments received on S/N 72 and economic adjustments received during the period. JCWS agreed to pay an economic adjustment totaling $242,893 to the Co-Owners of S/N 72. This payment is based upon the difference between the condition of certain aircraft components at the time of S/N 72's delivery to JCWS and the time of its return to the Co-Owners. JetFleet II(TM) received $230,517 from JCWS' payment of the economic adjustment, as well as $29,281 of additional rent from AEI. JCWS paid the economic adjustment during February 1994; AEI's obligation was fulfilled in January 1994.

         On August 13, 1993, S/N 72 was re-leased to Eclipse. The lease was a triple net lease with a term of one year, except that it was cancelable by any party on 30 days' notice. The rental amount, paid monthly, was equal to $400 per hour of usage during the month.

         On October 19, 1993, due to an event of default by Eclipse under the Eclipse Lease, the Co-Owners terminated the Eclipse Lease and repossessed the aircraft. Since Eclipse had no immediate need for S/N 72, Eclipse and the Co-Owners agreed that the Co-Owners would enter into a short-term lease with another party, at the expiration of which the Eclipse lease would be reinstated. At the same time, Eclipse also paid all overdue rent and reserve charges. The Co-Owners and Eclipse mutually agreed in June 1994 not to reinstate the Eclipse Lease.

         On December 22, 1993 the Co-Owners entered into a lease (the "AGES Lease") with AGES for a term not to exceed ninety days. AGES had subleased S/N 72 to Alas Chiricanas S.A., a corporation conducting business in the Republic of Panama. The lease was subsequently extended until September 1, 1994. JetFleet II(TM) collected a total of $246,390 in rents from AGES during the term of the lease.

         S/N 72 was re-leased on March 22, 1995 to Air Niugini for a term of six months. The lease was subsequently extended to October 31, 1995. JetFleet II(TM) collected a total of $189,581 in rents from Air Niugini. In addition, Air Niugini paid JetFleet II(TM) its share of maintenance costs of $121,058. Upon its return from Air Niugini and at the direction of JetFleet II(TM) management, S/N 72 underwent certain scheduled maintenance and other repair work.

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases (continued)

         The Dash-7 leases (continued)

         On April 25, 1996, S/N 72 was leased to Air Tindi Limited ("Air Tindi") for a term of thirty-six months. Air Tindi has provided a letter of credit in the amount of $142,000 which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet II(TM) its pro-rata share of maintenance costs of $265.00 per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories. JetFleet II(TM) collected a total of $322,891 from Air Tindi during 1996.

         During 1994 the current leases for S/N 57, S/N 44 and S/N 11 were extended, at reduced rent, through September 30, 1995. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. During 1995, the leases for all three aircraft were extended through September 30, 1996. During 1996, the current leases for all three aircraft were extended, at reduced rent, through September 30, 1998.

         Other aircraft leases

         S/N 666 is leased to Loganair Limited, a British Airways franchisee ("Loganair"), for a term expiring on January 30, 1998 (the "Loganair Lease"). As part of the purchase of S/N 666 from JMC, JMC assigned the Loganair Lease to JetFleet II. Loganair also pays, on a monthly basis, maintenance costs based on usage. JetFleet II(TM) holds a security deposit from Loganair of $45,000 in an interest-bearing account (which interest accrues for the benefit of Loganair). Under the Loganair Lease, the lessee holds two extension options for up to an additional 39 months.

         S/N 576 is subject to a lease with Merlin Express, Inc., a subsidiary of Fairchild Aircraft Incorporated ("Merlin"), for a term expiring on July 18, 1999 (the "Merlin Lease"). The Merlin Lease contains a guaranty by Fairchild Aircraft Incorporated for the equivalent of six months of rent. As part of the purchase of S/N 576, the seller assigned the Merlin Lease to JetFleet II(TM). Merlin also pays, on a monthly basis, maintenance costs based on usage. JetFleet II(TM) holds a security deposit from Merlin of $45,000 in an interest-bearing account (which interest accrues for the benefit of Merlin).

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases (continued)

         The aircraft engine leases

         S/N TC-370 is subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000 (the "Sunbird Lease"). The Sunbird Lease contains a guaranty by the seller for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by JetFleet II(TM) and JetFleet III(TM)). As part of the purchase of S/N TC-370, the seller assigned its interests and obligations under the Sunbird Lease to JetFleet II(TM).

         The Airwork Engines acquired by JetFleet II(TM) are leased back to Airwork pursuant to a master lease (the "Airwork Lease") between Airwork and JetFleet II(TM). The Airwork Lease is a triple net lease, has an initial seven-year term (which expires on April 30, 2000), and Airwork has two two-year renewal options. UNC Incorporated, the parent of Airwork, has guaranteed the obligations of Airwork under the Airwork Lease. Upon the purchase of each engine by JetFleet II(TM), Airwork was required to pay a security deposit equal to one month of rent.

         The remaining AEI Engine is currently off lease. JetFleet II(TM) management is currently negotiating lease and/or sale arrangements for the engine.

         The AGES Engines were leased to GPA Group plc ("GPA") and subleased to Aerovias de Mexico, S.A. de C.V. ("AeroMexico"). As mentioned above, JetFleet II(TM) and AGES agreed during the first quarter of 1995 to rescind the AGES Engines purchase by JetFleet II(TM). JetFleet II(TM) received a total of $150,000 in rental payments during 1995 for the AGES Engines.

         Future minimum rents

         The following is a schedule of future minimum rental income by year under the existing leases:

                                            Year                        Amount

                                            1997                 $    2,634,081
                                            1998                      2,219,521
                                            1999                      1,050,771
                                            2000                        542,686
                                                                 $    6,447,059

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


3. Aircraft and Aircraft Engines Under Operating Leases and Aircraft Held for Operating Leases (continued)

         Detail of investment

         The following schedule provides an analysis of JetFleet II's(TM) investment in aircraft under operating leases and aircraft held for operating leases as of December 31, 1995, additions and disposals during 1996, and as of December 31, 1996:



                                 December 31                                              December 31,
                                    1995               Additions         Disposals            1996
                                    ----               ---------         ---------            ----


S/N 72                          $ 5,328,677          $         -         $       -        $  5,328,677
S/N 57                              199,752                    -                 -             199,752
S/N 44                            5,208,656                    -                 -           5,208,656
S/N 11                            6,225,556                    -                 -           6,225,556
Airwork Engines                   5,498,993                    -          (224,464)          5,274,529
AEI Engine                          213,150                    -                 -             213,150
S/N 370                                   -              351,477                 -             351,477
S/N 666                             893,096                    -                 -             893,096
S/N 576                           1,165,750                    -                 -           1,165,750
                                -----------          -----------         ---------        ------------

                                 24,733,630              351,477          (224,464)         24,860,643
Less accumulated
  depreciation                   (7,213,339)          (3,260,014)           48,323         (10,425,030)
                                ------------         -----------         ---------        ------------

                                $17,520,291          $(2,908,537)        $(176,141)       $ 14,435,613
                                ===========          ===========         =========        ============

         The following schedule provides an analysis of JetFleet II's(TM) investment in aircraft under operating leases and aircraft held for operating leases and the related accumulated depreciation for the years ended December 31, 1994, 1995 and 1996:



                                                   Accumulated
                                        Cost       Depreciation            Net

Balance,
  December 31, 1993                 $24,872,259    $ (2,168,361)       $22,703,898
Additions                             4,222,146      (2,347,282)         1,874,864
Disposals                              (626,001)         16,282           (609,719)
                                    -----------    ------------        -----------
Balance,
  December 31, 1994                  28,468,404      (4,499,361)        23,969,043
Additions                             3,696,146      (3,372,163)           323,983
Disposals                            (7,430,920)        658,185         (6,772,735)
                                    -----------    ------------        -----------
Balance,
  December 31, 1995                 $24,733,630    $ (7,213,339)       $17,520,291
Additions                               351,477      (3,260,014)        (2,908,537)
Disposals                              (224,464)         48,323           (176,141)
                                    -----------    ------------        -----------
Balance,
  December 31, 1996                 $24,860,643    $(10,425,030)       $14,435,613
                                    ===========    ============        ===========

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


4.       Investments in Capital Leases

         McDonnell Douglas DC-9-32, serial number 47236 ("First DC-9")

         On December 16, 1994, JetFleet II(TM) purchased a 50% undivided interest in the First DC-9 for $400,000 plus reimbursement of chargeable acquisition costs and acquisition fees totaling $12,851. JetFleet(TM) purchased the remaining 50% interest at the same time. The First DC-9 was leased back to the seller, Interglobal, Inc. for thirty-six months at a monthly rate of $30,000, of which JetFleet II(TM) is entitled to $15,000 (the "First DC-9 Lease"). The First DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As discussed in Note 1 above, JetFleet II's(TM) investment in the First DC-9 is being accounted for as a capital lease. The investment is essentially a financing in which JetFleet II(TM) will recover its investment over the term of the lease. Interglobal, Inc. has a purchase option for a nominal amount which may be exercised upon expiration of the First DC-9 Lease. In 1996, JetFleet II(TM) recorded $43,238 of interest income attributable to the First DC-9 Lease.

         McDonnell Douglas DC-9-14, serial number 45702 ("Second DC-9")

         On July 10, 1995, JetFleet II(TM) purchased a 100% undivided interest in the Second DC-9 for $800,000 plus reimbursement of chargeable acquisition costs and acquisition fees totaling $18,850. The Second DC-9 is subject to similar lease terms as the First DC-9 and is accounted for in the same manner. In 1996, JetFleet II(TM) recorded $119,157 of interest income attributable to the lease of the Second DC-9.

         McDonnell Douglas DC-9-32, serial number 47553 ("Third DC-9")

         On August 31, 1995, JetFleet II(TM) purchased a 100% undivided interest in the Third DC-9 for $800,000 plus reimbursement of chargeable acquisition costs and acquisition fees totaling $18,450. The Third DC-9 was also subject to similar lease terms as the First DC-9 and was accounted for in the same manner. During 1996, JetFleet II(TM) agreed to resell the Third DC-9 and reassign the sublease to the original seller, Interglobal, Inc. In 1996, JetFleet II(TM) recorded $71,950 of interest income attributable to the lease of the Third DC-9.

         Future minimum lease payments

         The following is a schedule of maturities of lease payments receivable and recognition of unearned interest income:

                                                  Collection           Interest
                                                     on                 Income
                               Year               Receivable         Recognition
                               ----               ----------         -----------
                               1997               $540,000               $79,186
                               1998                180,000                 8,793
                                                  --------               -------
                                                  $720,000               $87,979
                                                  ========               =======

                         JetFleet(TM) Aircraft II, L.P.
                          Notes to Financial Statements


5.       Related Party Transactions

         In connection with the organization and offering of units in JetFleet II(TM), Group received a non-accountable organizational and offering expense allowance of $140,622 in 1994, for reimbursement of certain organizational and offering expenses, as discussed in Note 1. In addition, CKS Securities, Incorporated, a member of the National Association of Securities Dealers, Inc. and an affiliate of the general partners, received sales commissions, investment banking fees, and due diligence reimbursements of $492,177 in 1994, portions of which were paid to third parties.

         As discussed in Note 3, JetFleet II's(TM) investment in aircraft and aircraft engines includes reimbursements to CMA and Group for chargeable acquisition costs. These amounts, which totaled $4,533, $41,097 and $61,750 in 1996, 1995 and 1994, respectively, included legal and consulting costs in connection with the acquisition of the aircraft, as well as appraisal and title insurance costs. JetFleet II(TM) also reimbursed JMC for loan fees incurred of $16,251 in 1995 and paid Group acquisition fees of $5,194, $54,376 and $62,396 in 1996, 1995 and 1994, respectively.

         Group receives an equipment management fee ($43,249, $48,857 and $93,920 in 1996, 1995 and 1994, respectively) equal to 3% of gross rentals received by JetFleet II(TM) from operating leases and 2% of gross rentals from full payout leases.

         JetFleet II(TM) did not pay a resale fee (normally 3% of the contract sales price of each asset sold) to Group or any third-party in connection with the sale of the AEI Engine or the rescission of the AGES Engines purchase. JetFleet II(TM) paid a resale fee of to Group in connection with the Third DC-9 transaction in the amount of $13,700 in 1995.

         JetFleet II(TM) pays for all direct, indirect, administrative and overhead expenses incurred on its behalf by Group and its affiliates. In 1996, 1995 and 1994, $301,407, $220,361, and $151,430, respectively, was reimbursable by JetFleet II(TM) to Group or its affiliates in connection with the administration and management of JetFleet II(TM).

         All of the above fees payable by JetFleet II(TM) to Group were paid to Group which in turn reimbursed CMA or its affiliates which had incurred costs in connection with the organization and offering of units in, and the administration and management of, JetFleet II(TM).







ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

                  JetFleet II(TM) had no change in or disagreements with accountants during the years ended December 31, 1995 and 1996.

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS

         General

                  JetFleet II(TM) is a California limited partnership and has no directors or executive officers. The Corporate General Partner of JetFleet II(TM) is CMA Capital Group, a California corporation formed in February 1989 and a wholly-owned subsidiary of CMA Capital Corporation (which was formed in January 1989). The Individual General Partners, Neal D. Crispin and Richard D. Koehler, are the founding principals of the Corporate General Partner and the owners of CMA Capital Corporation. On April 1, 1992, CMA Capital Group, L.P. was formed for the sole purpose of acting as an additional General Partner. The Individual General Partners were the general partners of CMA Capital Group, L.P. and PSC Aircraft Leasing, Inc., a California corporation, was the sole limited partner. During April 1994, CMA Capital Group, L.P. was dissolved. Following the dissolution of CMA Capital Group, L.P., and pursuant to the JetFleet II(TM) Limited Partnership Agreement, the Corporate General Partner elected to continue the business of JetFleet II(TM).

                  The General Partners are responsible for the management and operation of the business of JetFleet II(TM). The Corporate General Partner is designated by the Partnership Agreement as JetFleet II's(TM) Managing General Partner and, as such, is responsible for most management decisions. The Corporate General Partner generally has responsibility for supervising JetFleet II's(TM) day-to-day operations, including compliance with legal and regulatory requirements, and is responsible for cash management, distributions to Unitholders and communications between JetFleet II(TM) and the Unitholders. The Partnership Agreement authorizes the Corporate General Partner, in its sole discretion, to acquire, hold title to, sell, lease, re-lease or otherwise dispose of aircraft and aircraft engines, or any interest therein, on behalf of JetFleet II(TM) when and upon such terms as the Corporate General Partner determines to be in the best interests of JetFleet II(TM), subject to certain limitations set forth in the Prospectus. As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet II(TM) (see "Business" above).

         Directors and Officers

                  The directors, executive officers and key employees of the Corporate General Partner, each of whom serves until his successor is elected and qualified, are as follows:

     Name                                                       Position Held

Neal D. Crispin                        President, Chief Executive Officer,
                                          Chief Financial Officer and
                                          Chairman of the Board of Directors of
                                          the Corporate General Partner

Richard D. Koehler                     Executive Vice President and Director
                                          of the Corporate General Partner

Richard D. Fitzsimmons                 Aircraft Portfolio Manager of the
                                          Corporate General Partner

                  Neal D. Crispin, age 51, is the Chief Executive Officer and Chairman of the Board of Directors of the Corporate General Partner and President and Director of JMC. From 1983 to the present, he has also served as the Chief Executive Officer and Chairman of the Board of Directors of Capital Management Associates, a corporation involved in the development and management of investor-funded equipment leasing programs. Before forming Capital Management Associates in 1983, from 1981 to 1983 Mr. Crispin was Vice President - Finance of Highlands Energy Corporation, an oil and gas company, and prior to 1981 was a Manager with Arthur Young & Company, certified public accountants. He received a Bachelors degree in Economics from the University of California, Santa Barbara and a Masters degree in Business Administration from the University of California, Berkeley. Mr. Crispin is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

                  Richard D. Koehler, age 52, is the Executive Vice President and a Director of the Corporate General Partner and President of CMA Capital Corporation. From 1983 to the present, Mr. Koehler has also served as the Executive Vice President and a Director of Capital Management Associates. From 1985 to the present, Mr. Koehler has served as the President and a registered principal of CKS Securities, Incorporated (formerly Northwestern Capital Management, Incorporated), a broker-dealer involved in the syndication of direct participation programs and the managing broker-dealer with respect to this offering. Prior to 1983, Mr. Koehler was Director of the Kansas City regional office of the National Association of Securities Dealers, Inc. ("NASD"). Previously, Mr. Koehler was Assistant Director of the San Francisco regional office of the NASD and served as national coordinator of all anti-fraud actions brought by the NASD. Mr. Koehler received a Bachelors degree from Thiel College in Greenville, Pennsylvania.

                  Richard G. Fitzsimmons, age 72, is Aircraft Portfolio Manager of the Corporate General Partner and a member of the JMC Advisory Board. He has over 38 years of experience in the aircraft industry. From 1972 until his retirement in 1983, Mr. Fitzsimmons served McDonnell Douglas Corporation in various capacities of increasing responsibility, including Director of Advanced Engineering - Commercial Programs and Director of Advanced Program Engineering. From 1970 to 1972, Mr. Fitzsimmons served as Assistant for Aeronautics, National Aeronautics and Space Council, in the Executive Office of the President of the United States, with principal responsibility for the content and preparation of a comprehensive report to the President on the aerospace manufacturing and air transport industries. Prior to 1980, Mr. Fitzsimmons spent 24 years at The Boeing Company in various positions of increasing responsibility, including Director - Product Research. Mr. Fitzsimmons has served as an advisor to the Federal Aeronautics Administration. He received a Bachelor of Science degree in Aeronautical Engineering from the University of Washington in 1946.

         The Individual General Partners

                  Messrs. Crispin and Koehler are the Individual General Partners of JetFleet II(TM). Together with the Corporate General Partner, they have responsibility for the overall management and operation of the business of JetFleet II(TM). Either individual General Partner may resign from JetFleet II(TM) under the conditions set forth in the Partnership Agreement and may be removed by a majority vote of the Unitholders.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires JetFleet II's(TM) general partners and persons who own more than 10% of JetFleet II's(TM) Units, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Units and other equity securities of JetFleet II(TM). General Partners and 10% Unitholders are required by SEC regulation to furnish JetFleet II(TM) with copies of all
Section 16(a) forms they file.

                  To JetFleet II's(TM) knowledge, based solely upon a review of Form 3 furnished to JetFleet II(TM) pursuant to Rule 16a-3(e) during 1996, no person who, at any time during 1996, was a General Partner or beneficial owner of more than 10% of the Units failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) during 1996 or prior years.

ITEM 11:      EXECUTIVE COMPENSATION

                  JetFleet II(TM) is a limited partnership and has no employees, officers or directors. The following is a summary of the compensation and reimbursements paid to the General Partners and their affiliates by JetFleet II(TM) for the years ended December 31, 1994, 1995 and 1996.

         Compensation

                  In connection with the organization of JetFleet II(TM) and the offering of Units in JetFleet II(TM), the Corporate General Partner received from JetFleet II(TM) a non-accountable organization and offering expense allowance in an amount equal to 3% of the gross proceeds from the sale of Units in the offering ("Gross Sales Proceeds"). The amount of the organization and offering costs other than sales commissions, investment banking fees and reimbursement of broker-dealer (due diligence expenses) was less than this allowance. Therefore, the Corporate General Partner will be entitled to retain the difference. During 1994, JetFleet II(TM) paid the Corporate General Partner a non-accountable organization and offering expense allowance of $140,622.

                  In  connection  with the  purchase  of  aircraft  by  JetFleet
II(TM), the Corporate General Partner received from JetFleet II(TM) an acquisition fee equal to 1.5% of the adjusted purchase price of the aircraft. During 1994, JetFleet II(TM) paid aggregate acquisition fees to the Corporate General Partner of $62,396 in connection with aircraft acquisitions.

                  The Corporate General Partner is entitled to receive an equipment management fee with respect to JetFleet II's(TM) assets, including remarketing of aircraft, monitoring lessee performance under the leases, collecting revenues, paying operating expenses and otherwise managing the aircraft, equal to 3% of gross rentals received by JetFleet II(TM) from operating leases and 2% of gross rentals from full payout leases. The Corporate General Partner earned $93,920, $48,857 and $43,249 in such fees in 1994, 1995 and 1996, respectively. As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet II(TM). The equipment management fee will be reduced to the extent that any payments are made to JMC or other third parties who perform such duties on behalf of the Corporate General Partner.

                  In the event of a sale of JetFleet II's(TM) aircraft, the Corporate General Partner is entitled to receive a subordinated resale fee not to exceed 3% of the sales price. This resale fee is reduced to the extent any resale fee is paid to independent third parties rendering services in connection with such resale. No resale fee was paid in connection with the sale of the AEI Engine in 1994. A resale fee of $14,700 was paid on the sale of the Third DC-9 in 1996.

                  Crispin Koehler Securities (formerly CKS Securities, Incorporated), the managing broker-dealer of the offering of Units and an affiliate of the General Partners, was entitled to receive from JetFleet II(TM) sales commissions equal to 8% of Gross Sales Proceeds, investment banking fees equal to 2% of Gross Sales Proceeds and reimbursement of up to 0.5% of Gross Sales Proceeds for accountable, bona fide due diligence expenses. Crispin Koehler Securities reallowed all or a portion of these amounts to broker-dealers participating in the offering. During 1994, Crispin Koehler Securities received sales commissions, investment banking fees and reimbursement for due diligence expenses of $492,177, portions of which were paid to third parties.

                  The Corporate General Partner is entitled to receive 5% of JetFleet II's(TM) distributions to its partners. The Corporate General Partner's share of distributions made during 1994, 1995 and 1996 was $213,592, $167,240 and $182,511, respectively.

         Reimbursement

                  JetFleet II's(TM) investment in aircraft and aircraft engines includes reimbursements to CMA Capital Group and its affiliates for chargeable acquisition costs. These amounts, which totaled $61,750, $41,097 and $4,533 in 1994, 1995 and 1996, respectively, included legal and consulting costs in connection with the acquisition of the aircraft, as well as appraisal and title insurance costs. JetFleet II(TM) reimbursed JMC for loan fees incurred of $16,251 in 1995 and paid CMA Capital Group acquisition fees of $62,396, $54,376 and $5,194 in 1994, 1995 and 1996, respectively.

                  Each General Partner or affiliate of a General Partner is entitled to receive reimbursement from JetFleet II(TM) for certain general and administrative expenses which the General Partner or affiliate incurs on JetFleet II's(TM) behalf. No reimbursement is allowed for any rent or utilities expenses that might be incurred by any General Partner or affiliate or for salaries, fringe benefits, general travel expenses or similar expenses of any officer, director or holder of 5% or more of the shares of capital stock of the Corporate General Partner. In 1994, 1995 and 1996, $151,430, $220,361 and
$301,407, respectively, was reimbursable by JetFleet II(TM) to CMA Capital Group or its affiliates in connection with the administration and management of JetFleet II(TM).

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  No person is known to JetFleet II(TM) to be the beneficial owner of more than 5% of the Units. No General Partner beneficially owns any Units, and no officer or director of the Corporate General Partner (or other affiliate of any General Partner) beneficially owns any Units.

                  The Individual General Partners own 100% of the issued and outstanding capital stock of CMA Capital Corporation which, in turn, owns 100% of the issued and outstanding capital stock of the Corporate General Partner.

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  As explained in detail in Item 11, certain compensation has been paid to the Corporate General Partner and Crispin Koehler Securities in accordance with the Prospectus dated October 3, 1991.

                  Crispin Koehler Securities, the managing broker-dealer of the offering of Units, is a wholly-owned subsidiary of Crispin Koehler Holding Corp. Crispin Koehler Securities was formerly named CKS Securities, Incorporated, but changed its name in connection with its sale by CMA Capital Corporation during 1996. Crispin Koehler Holding Corp., in turn, is owned 100% by the Individual General Partners. Crispin Koehler Securities has acted as the dealer-manager with respect to the vast majority of the prior programs sponsored by affiliates of the General Partners.

                  The Corporate General Partner is a wholly-owned subsidiary of CMA Capital Corporation, which is also wholly-owned by the Individual General Partners.

                  The common stock of JMC is owned 100% by the Individual General Partners and an officer of Capital Management Associates.

                  As discussed in Note 3 to JetFleet II's(TM) financial statements for the years ended December 31, 1994, 1995 and 1996 as well as in
Item 1, S/N 72 and S/N 11 were purchased from CMA. As part of the purchase price of the aircraft, JetFleet II(TM) reimbursed CMA for chargeable acquisition expenses, including legal and consulting costs in connection with the acquisition of the aircraft, as well as appraisal and title insurance costs. JetFleet II(TM) also reimbursed CMA for loan fees incurred in connection with the aircraft acquisition.

                  As described in Item 1, JetFleet(TM) and JetFleet II(TM) own undivided interests in the same aircraft (S/N 57, S/N 72 and the DC-9). In addition, JetFleet II(TM) and JetFleet III(TM) own undivided interests in one aircraft (S/N 370). During the first half of 1992, JetFleet II(TM) sold undivided interests totaling 4.00% to an affiliate of the seller for the same price for which they were originally sold to JetFleet II(TM). JetFleet II(TM) subsequently purchased a 4.00% undivided interest in S/N 57 from the affiliate of the seller for an equal price.

                                     PART IV

ITEM 14:      EXHIBITS AND FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Schedules

                  (1) Historical Financial Statements for JetFleet(TM) Aircraft II, L.P.:

                           Report of Independent Auditors - Vocker Kristofferson and Co.
                           Balance Sheets as of December 31, 1996 and 1995 Statements of Operations for the years ended
                             December 31, 1996, 1995 and 1994
                           Statements of Partners' Capital for the years ended
                            December 31, 1996, 1995 and 1994
                           Statements of Cash Flows for the years ended
                            December 31, 1996, 1995 and 1994
                           Notes to Financial Statements

                  (2)      Schedules:

                           All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

         (b)      Reports on Form 8-K for the Fourth Quarter of 1995

                  None

         (c)      Exhibits

         Number                                  Exhibit

         10.100       Amendment to Aircraft Lease Agreement between Raytheon and
                          Registrant dated February 4, 1997

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                         JETFLEET(TM) AIRCRAFT II, L.P.

                         By:     CMA Capital Group,
                                 Managing General Partner


                                By:      /s/ Neal D. Crispin
                                   Neal D. Crispin
                                   Title:  Chief Executive Officer



                  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28, 1997.

         Signature                                   Title




     /s/ Neal D. Crispin               Chief Financial Officer, Chief Executive
     Neal D. Crispin                   Officer and Chairman of the Board of
                                       Directors of the Managing General Partner



     /s/ Richard D. Koehler            Executive Vice President and Director of
     Richard D. Koehler                the Managing General Partner