Form 10-Q
period 1997-03-31
JETFLEET AIRCRAFT II LP
filed 1997-05-15
CIK 875193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q




[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from       to




COMMISSION FILE NUMBER:  0-21480


JETFLEET AIRCRAFT II, L.P.
(Exact name of registrant as specified in its charter)


     CALIFORNIA
     (State or other jurisdiction
     of incorporation or organization)

       94-3137154
        (I.R.S. Employer Identification Number)
     1440 CHAPIN AVENUE, SUITE 310     94010
     BURLINGAME, CALIFORNIA     (Zip Code)
     (Address of principal executive office)

     Registrant's telephone number, including area code:     (415) 696-3900




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.     X Yes  No


On May 14, 1997, 693,505 Limited Partnership Units were outstanding.


PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                        JetFleet Aircraft II, L.P.
                                Balance Sheets

                                  ASSETS
                                                March 31,     December 31,
                                                  1997           1996
                                                (Unaudited)
                                                -----------   ----------
Current assets

          Cash                                  $ 1,136,624   $   1,191,914
          Accounts receivable                         9,500               -
          Reserves receivable from lessees                -          29,781
          Lease payments receivable                 600,000         540,000
                                                -----------   -------------
          Total current assets                    1,746,124       1,761,695

Aircraft and aircraft engines under operating
     leases and aircraft held for operating leases,
     net of accumulated depreciation of
     $11,241,774 in 1997
     and $10,425,030 in 1996                     13,618,869      14,435,613

Lease payments receivable                                 -         180,000

Organization and offering costs, net
     of accumulated amortization of
     $129,694 in 1997 and $123,141 in 1996           26,342           32,895
                                                -----------      -----------
                                                $15,391,335     $ 16,410,203
                                                ===========     ============
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

          Accounts payable                      $   108,273     $   112,519
          Accrued maintenance costs                 575,783         501,072
          Payable to affiliates                       2,409          10,933
          Security deposits                         143,101         143,101
          Unearned interest income                   59,743          79,186
          Prepaid rent received                      27,553          27,553
                                                -----------    ------------
          Total current liabilities                 916,862         874,364

Unearned interest income                                  -           8,793
                                                -----------    ------------
Total liabilities                                   916,862         883,157

Partners' capital                                14,474,473      15,527,046
                                                -----------    ------------
                                                $15,391,335    $ 16,410,203
                                                ===========    ============

See accompanying notes.



JetFleet Aircraft II, L.P.
Statements of Operations
(Unaudited)

                                                     For the Three Months
                                                         Ended March 31,
                                                     1997              1996

Revenues:

          Rental income                           $  667,025      $ 597,563
          Gain on sale of equipment                        -         34,859
          Interest income                             34,367         91,782
                                                  ----------      ---------
                                                     701,392        724,204

Costs and expenses:

          Management fees                             14,030         23,386
          Depreciation of aircraft and
             aircraft engines                        816,744        810,681
          Amortization of organization
             and offering costs                        6,553          7,982
          Maintenance costs                                -        105,000
          General and administrative                  61,903         95,554
                                                  ----------      ---------
                                                     899,230      1,042,603
                                                  ----------      ---------

Net loss                                          $ (197,838)     $(318,399)
                                                  ==========      =========
Allocation of net loss:

          General partners                        $   (9,892)     $ (15,920)
          Limited partners                          (187,946)      (302,479)
                                                  ----------      ---------

                                                  $ (197,838)     $(318,399)
                                                  ==========      =========
          Per Limited Partnership Unit            $    (0.27)     $   (0.44)
                                                  ==========      =========

Limited Partnership Units outstanding                693,505        693,505
                                                  ==========      =========











See accompanying notes.



                       JetFleet Aircraft II, L.P.
                       Statements of Cash Flows
                            (Unaudited)

                                                    For the Three Months
                                                      Ended March 31,
                                                    1997             1996


Net cash provided by operating activities       $   679,445    $     421,760

Investing activities:
    Payments received on capital lease              120,000          255,000
     Purchase of interests in aircraft
      and aircraft engines                                -        (140,477)
                                                -----------      ----------
          Net cash provided by
              investing activities                  120,000        114,523

Financing activities -
          Distributions                           (854,735)       (852,103)
                                                -----------      ----------
Net decrease in cash                               (55,290)        (315,820)
                                                 ----------      ----------
Cash, beginning of period                         1,191,914       1,364,593

Cash, end of period                            $  1,136,624     $  1,048,773
                                               ===========       ============



























See accompanying notes.



                           JetFleet Aircraft II, L.P.
                           Notes to Financial Statements
                                 March 31, 1997
                                  (Unaudited)

1.     Basis of Presentation

     JetFleet Aircraft II, L.P. ("JetFleet II") is a California limited partnership formed on June 24, 1991 for the purpose of acquiring a portfolio of aircraft and aircraft engines, or interests therein, which are subject to triple net leases. The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of CMA Capital Group, the Corporate General Partner ("Group"), necessary for a fair presentation of the financial results. The results of operations of such period are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in JetFleet II's Annual Report on Form 10-K for the period ended December 31, 1996.

2.     Equipment Under Operating Leases

     Dash-7 aircraft

     JetFleet II holds 75.53% and 100.00% undivided interests in two deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") and serial number 11 ("S/N 11"), respectively, and JetFleet II also holds 4.00% and 100.00% undivided interests in two deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57") and serial number 44 ("S/N 44"), respectively (collectively, the "Dash-7's"). The remaining undivided interests in S/N 72 and S/N 57 are held by the seller and JetFleet Aircraft, L.P. ("JetFleet"), a California limited partnership and an affiliate of JetFleet II (collectively, the "Co-Owners").

     At the time of purchase, the Dash-7's were subject to triple net leases with Johnson Controls World Services, Inc. ("JCWS") for two year terms, renewable in one year increments for an aggregate period of eight years. JCWS operated the aircraft under an eight year contract, which commenced in 1986, with the United States Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested.

     During 1994, the leases with JCWS for S/N 57, S/N 11 and S/N 44 were extended through September 30, 1995, at reduced rent (S/N 72, as discussed below, was returned by JCWS during 1993). A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet II's management anticipates that the leases will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect. During 1995 the lease was extended through September 30, 1996 and, during 1996, an agreement was reached to extend the lease through September 30, 1998 at a reduced rental rate, with an option to extend the term for two additional years.

     S/N 72, which, at the time of purchase, was subject to the same contract with JCWS as S/N 57, S/N 44 and S/N 11, was returned by JCWS during June 1993. In August 1993, S/N 72 was leased to Eclipse Airlines. Upon its return from Eclipse, S/N 72 was leased to The AGES Group, L.P. ("AGES") for the period December 22, 1993 through September 1, 1994. Upon its return by AGES, S/N 72 underwent scheduled maintenance and other repair work.

     On March 31, 1995, S/N 72 was leased to the National Airline Commission of Papua New Guinea (trading as Air Niugini) ("Air Niugini") for a term of six months. The lease was



JetFleet Aircraft II, L.P.
Notes to Financial Statements
March 31, 1997
(Unaudited)

2.      Equipment Under Operating Leases (continued)

     Dash-7 aircraft (continued)

subsequently extended until October 31, 1995. JetFleet collected a total of $189,581 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet its pro-rata share of maintenance costs of $121,058. Upon its return by Air Niugini, S/N 72 underwent certain scheduled maintenance and other repair work.

     On April 25, 1996, S/N 72 was leased to Air Tindi Limited ("Air Tindi") for a term of thirty-six months. Air Tindi has provided a letter of credit which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet II its pro-rata share of maintenance costs per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories.

     Other aircraft

     JetFleet II owns a 100.00% undivided interest in a deHavilland DHC-6-310, serial number 666 ("S/N 666"), a 100.00% undivided interest in a Fairchild Metro III SA-227-AC aircraft, serial number AC-576 ("S/N 576"), and a 50% undivided interest in a Fairchild SA226-TC aircraft, serial number TC-370 ("S/N TC-370"). The remaining undivided interest in S/N TC-370 is owned by JetFleet III, an affiliate of JetFleet II.

     S/N 666 is leased to Loganair Limited, a British Airways franchisee ("Loganair"), for a term expiring on January 30, 1998.

     S/N 576 is subject to a lease with Merlin Express, Inc., a subsidiary of Fairchild Aircraft Incorporated ("Merlin"), for a term expiring on July 18, 1999. The lease contains a guaranty by Fairchild Aircraft Incorporated for basic rent in an amount not to exceed a total aggregate amount of $90,000. Merlin also pays, on a monthly basis, maintenance costs per hour of usage. JetFleet II holds a security deposit from Merlin of $45,000.

     S/N TC-370 is subject to a lease with Sunbird Air Services, Ltd. for a term expiring September 30, 2000. The Sunbird Lease contains a guaranty by Air Metro for basic rent in an amount not to exceed a total aggregate amount of $29,250 (which guaranty is shared equally by JetFleet II and JetFleet III). Sunbird also pays, on a monthly basis, maintenance costs per hour of usage.

     Engines

     JetFleet II holds 100.00% undivided interests in twenty five used aircraft engines consisting of twenty three Pratt & Whitney PT6 engines and two Allison A-250-C30P engines (collectively, the "Airwork Engines").

     The Airwork Engines acquired by JetFleet II are leased back to the seller ("Airwork") pursuant to a master lease (the "Airwork Lease") between Airwork and JetFleet II. The Airwork Lease is a triple net lease and has an initial seven-year term, and Airwork has two two-year renewal options. Upon the purchase of each engine by JetFleet II, Airwork was required to pay a



JetFleet Aircraft II, L.P.
Notes to Financial Statements
March 31, 1997
(Unaudited)

2.     Equipment Under Operating Leases (continued)

     Engines (continued)

security deposit equal to one month of rent. JetFleet II receives monthly rent in the amount of $73,615 from the Airwork Lease.

     During January 1996, Airwork notified JetFleet II of the loss of one of the Airwork Engines (the "First Lost Airwork Engine"). Rather than replace the First Lost Airwork Engine, Airwork chose to pay $211,000 to JetFleet II (the stipulated loss value as stated in the Airwork Lease).

     During June 1996, Airwork notified JetFleet II of the loss of another one of the Airwork Engines (the "Second Lost Airwork Engine"). Airwork replaced the Second Lost Airwork Engine with an engine of equal value, utility and operating condition.

     JetFleet II also holds a 100.00% undivided interest in a Pratt & Whitney PT6A-50 aircraft engine (the "AEI Engine"). The AEI Engine is one of two engines purchased from AEI in December 1993. During 1994, both engines were returned to JetFleet II by AEI. During December 1994, JetFleet II sold one of the engines to deHavilland, Inc. The remaining AEI Engine is currently being held in inventory as a spare, and JetFleet II management is negotiating lease and/or sale arrangements for it.

3.     Investment in Capital Leases

     McDonnell Douglas DC-9 Aircraft

     JetFleet II owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "Initial DC-9"). JetFleet owns the remaining 50.00% interest in the Initial DC-9. The Initial DC-9 is leased back to the seller, Interglobal, Inc. ("Interglobal") for thirty-six months. It is currently sub-leased to and being operated by Aero California S.A. de CV. Interglobal assigned its rights under the sublease to the Co-Owners. JetFleet II's investment in the Initial DC-9 is being accounted for as a capital lease. Interglobal has a purchase option for a nominal amount which may be exercised upon expiration of the Initial DC-9 Lease. During the three months ended March 31, 1997 JetFleet II recorded $6,434 of interest income attributable to the Initial DC-9 Lease.

     On July 10, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-14 aircraft, serial number 45702 (the Second DC-9"). The Second DC-9 is subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the three months ended March 31, 1997, JetFleet II recorded $21,802 of interest income attributable to the Second DC-9 Lease.

     On August 31, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-32 aircraft, serial number 47553 (the Third DC-9"). The Third DC-9 was also subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the second quarter of 1996, JetFleet II agreed to sell its interest in the Third DC-9 to Interglobal, the party from which it was purchased. JetFleet II also agreed to terminate the lease with Interglobal, reassign the



JetFleet Aircraft II, L.P.
Notes to Financial Statements
March 31, 1997
(Unaudited)

3.     Investment in Capital Leases (continued)

     McDonnell Douglas DC-9 Aircraft (continued)

sublease with Aero California S.A. de CV back to Interglobal and issue a Bill of Sale to Interglobal. JetFleet II management is currently negotiating investment opportunities for the sale proceeds.

4.     Subsequent Events

     On April 8, 1997 a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission disclosing a proposed consolidation of JetFleet and JetFleet II into a newly incorporated Delaware corporation, AeroCentury Corp. Upon effectiveness of the Registration Statement, the proposed consolidation will be submitted to the limited partners of JetFleet and JetFleet II for their approval. If the consolidation is approved, JetFleet and JetFleet II will cease to exist as independent entities.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     At the end of the first quarter of 1997, JetFleet II had cash balances of $1,191,914. This amount was held for the distribution made to the Unitholders in April 1997 and to pay for accrued expenses.

     During the first quarter of 1997, JetFleet II's primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet II's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

     JetFleet II uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet II's leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet II does not anticipate that it will incur significant operating expenses in connection with its ownership interest in the Aircraft as long they remain on lease. However, JetFleet II incurred repair costs in 1996 for S/N 72 which were $105,000 in excess of the amounts collected from lessees.

     JetFleet II currently has available adequate reserves to meet its immediate cash requirements.

     Since January 1996, JetFleet II has made distributions at an annualized rate of 10%.

     1997 versus 1996

     Cash flows from operations were approximately $679,000 and $422,000 during the first quarters of 1997 and 1996, respectively. The increase from year to year was partially due to a decrease in net loss of approximately $120,000 (see Results of Operations, below). In addition, during the first quarter of 1997, JetFleet II received approximately $75,000 in maintenance reserves from lessees and realized unearned income of approximately $28,000. During the first quarter of 1996, JetFleet II received approximately $48,000 in security deposits from lessees, but paid for accrued maintenance costs of approximately $12,000 and realized unearned income of approximately $83,000 and a gain on sale of approximately $35,000. The net change in accounts receivable and payable was approximately the same from year to year.

     Cash flows from investing activities were approximately the same in the first quarters of 1997 and 1996. During 1997 and 1996, JetFleet II received payments on its capital leases totaling approximately $120,000 and $255,000, respectively. In 1996, however, JetFleet II also purchased aircraft for approximately $140,000.

     In 1997 and 1996, there were no financing sources of cash. Cash distributions to Unitholders were approximately the same in both quarters.


Results of Operations

     JetFleet II recorded net losses of <$197,838> and <$318,399> or <$0.27> and <$0.44> per Limited Partnership Unit outstanding for the three months ended March 31, 1997 and 1996, respectively. The decreased loss was primarily a result of $105,000 of maintenance costs incurred by JetFleet II during the first quarter of 1996. JetFleet II had no such costs during the first quarter of 1997.

     1997 versus 1996

     Rental income increased approximately $70,000. This was because of the rental income generated by S/N 72, which was off lease during the first quarter of 1996. The increase was only partially offset by the decreased rent for S/N 44, S/N 57 and S/N 11.

     Depreciation was approximately the same in both years.

     Management fees decreased approximately $9,000. There was no accrual or payment of the equipment management fee for the first quarter of 1997 because the annualized rate of distributions for 1997 is not expected to meet the Prefered Return as defined in the prospectus. However, JetFleet II continued to pay management fees to AEI in connection with the purchases of S/N 57, S/N 44, S/N 11 and S/N 72.

     General and administrative expenses decreased approximately $34,000 from 1996 to 1997, due to a decrease in insurance expense associated with S/N 72.

     Maintenance costs decreased approximately $105,000 from 1996 to 1997 because JetFleet II did not incur any repair costs in 1997 for S/N 72, as a result of it being on lease subject to a triple net lease.


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1997.

     JETFLEET AIRCRAFT II, L.P.

By:                     CMA Capital Group,
                        Managing General Partner


                        By:     /s/ Neal D. Crispin
                        Neal D. Crispin
                        Title:  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 14, 1997.

Signature                      Title




/s/ Neal D. Crispin          Chief Executive and Chief Financial
-------------------
Neal D. Crispin              Officer and Chairman of the Board of
                             the Managing General Partner


/s/ Richard D. Koehler       Executive Vice President and
---------------------
Richard D. Koehler           Director of the Managing General
                             Partner


EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule