Form 10-Q
period 1997-06-30
JETFLEET AIRCRAFT II LP
filed 1997-08-14
CIK 875193

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

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


On August 13, 1997, 693,505 Limited Partnership Units were outstanding.


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

JetFleet Aircraft II, L.P.
Balance Sheets


ASSETS
                                               June 30,    December 31,
                                               1997              1996
                                             --------           -------
    (Unaudited)
<BTB>
Current assets

        Cash                                $ 1,022,153    $  1,191,914
        Accounts receivable                       9,264               -
        Reserves receivable from lessees              -          29,781
        Lease payments receivable               450,000         540,000
                                            ------------   ------------
        Total current assets                  1,481,417       1,761,695
                                            -----------    ------------
Aircraft and aircraft engines under
    operating leases and aircraft held
    for operating leases, net of accumulated
    depreciation of $12,058,519 in 1997
    and $10,425,030 in 1996                  12,802,124      14,435,613

Lease payments receivable                             -         180,000

Organization and offering costs, net
    of accumulated amortization of
    $136,248 in 1997 and $123,141 in 1996        19,788          32,895
                                           ------------    ------------
                                          $  14,303,329   $ 16,410,203
                                           ===========   ============
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

        Accounts payable                   $    23,927    $    112,519
        Accrued maintenance costs              663,731        501,072
        Payable to affiliates                   23,779        10,933
        Security deposits                      143,101        143,101
        Unearned interest income                36,963        79,186
        Prepaid rent received                   27,553        27,553
                                          ------------  ------------
Total current liabilities                     919,054        874,364
Unearned interest income                            -          8,793
                                         ------------   ------------
Total liabilities                            919,054         883,157

Partners' capital                         13,384,275      15,527,046
                                        ------------    ------------

                                     $    14,303,329    $  16,410,203
                                       =============   ==============

See accompanying notes.



JetFleet Aircraft II, L.P.
Statements of Operations
(Unaudited)


                                    For the Six Months    For the Three Months
                                        Ended June 30,      Ended June 30,
                                       1997    1996             1997    1996
                                       ------- -------    --------- ----------
<BTB>
Revenues:

        Rental income               $ 1,328,008  $1,270,241 $660,983  $672,678
        Gain on sale of equipment             -      34,859        -         -
        Interest income                  62,470     173,394   28,104    81,612
                                       --------  --------- ---------  ----------
                                      1,390,478   1,478,494  689,087   754,290
                                        -------    -------  --------  ----------
Costs and expenses:

        Management fees                  49,189     45,457    35,159    22,071
        Depreciation of aircraft and
           aircraft engines           1,633,489  1,627,125   816,744   816,444
        Amortization of organization
           and offering costs            13,107     15,963     6,553     7,981
        Maintenance costs               (64,249)   105,000   (64,249)        -
        General and
           administrative               134,464    171,371    72,564    75,817
                                    ----------    --------   -------   -------
                                      1,766,000  1,964,916   866,771   922,313
                                    ----------    --------   -------   --------
Net loss                             $ (375,522) $(486,422)$(177,684)$(168,023)
                                       =======   ========  =======  =========
Allocation of net loss:

        General partners           $  (18,776)   $(24,321) $(8,884)  $ (8,401)
        Limited partners             (356,746)   (462,101)(168,800)  (159,622)
                                    ----------  ---------  --------  --------
                                   $ (375,522)  $(486,422)$(177,684) $(168,023)
                                      =======   ========      =======  =========
        Per Limited
          Partnership Unit  $           (0.51)  $   (0.67)$   (0.24)  $  (0.23)
                                    =======     ========     =======  =========

Limited Partnership
    Units outstanding             693,505     693,505      693,505     693,505
                                  =======    ========      =======   =========











See accompanying notes.


JetFleet Aircraft II, L.P.
Statements of Cash Flows
(Unaudited)

                                                     For the Six Months
                                                        Ended June 30,
                                                         1997    1996
                                                     ---------     ---------
<BTB>
Net cash provided by operating activities            $ 1,327,488    $ 896,193

Investing activities:
        Payments received on capital leases             270,000      480,000
        Proceeds from sale of aircraft engines                -      211,000
        Purchase of interests in
          aircraft and aircraft engines                       -     (351,477)
                                                     ----------    ---------
            Net cash provided by
                investing activities                   270,000       339,523

Financing activities -
        Distributions                              (1,767,249)    (1,767,248)
                                                  ------------  -------------
Net decrease in cash                                 (169,761)      (531,532)

Cash, beginning of period                           1,191,914      1,364,593
                                                  -----------    ------------
Cash, end of period                              $  1,022,153    $    833,061
                                                  =========        =========




















See accompanying notes.



JetFleet Aircraft II, L.P.
Notes to Financial Statements
June 30, 1997
(Unaudited)

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

2.    Equipment Under Operating Leases

    Dash-7 aircraft

    JetFleet II holds 75.53% and 100.00% undivided interests in two deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") and serial number 11 ("S/N 11"), respectively, and JetFleet II also holds 4.00% and 100.00% undivided interests in two deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57") and serial number 44 ("S/N 44"), respectively (collectively, the "Dash-
7's"). The remaining undivided interests in S/N 72 and S/N 57 are held by the seller and JetFleet Aircraft, L.P. ("JetFleet"), a California limited partnership and an affiliate of JetFleet II (collectively, the "Co-Owners").

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

    S/N 72, which, at the time of purchase, was subject to the same contract with JCWS as S/N 57, S/N 44 and S/N 11, was returned by JCWS during June 1993.In August 1993, S/N 72 was leased to Eclipse Airlines. Upon its return from Eclipse, S/N 72 was leased to The AGES Group, L.P. ("AGES") for the period December 22, 1993 through September 1, 1994. Upon its return by AGES, S/N 72 underwent scheduled maintenance and other repair work.

    On March 31, 1995, S/N 72 was leased to the National Airline Commission of Papua New Guinea ("Air Niugini") for a term of six months. The lease was subsequently extended



JetFleet Aircraft II, L.P.
Notes to Financial Statements
June 30, 1997
(Unaudited)

2.     Equipment Under Operating Leases (continued)

    Dash-7 aircraft (continued)

until October 31, 1995. JetFleet collected a total of $189,581 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet its pro-rata share of maintenance costs of $121,058.
Upon its return by Air Niugini, S/N 72 underwent certain scheduled maintenance and other repair work.

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




JetFleet Aircraft II, L.P.
Notes to Financial Statements
June 30, 1997
(Unaudited)

2.    Equipment Under Operating Leases (continued)

    Engines (continued)

a security deposit equal to one month of rent. JetFleet II receives monthly rent in the amount of $73,615 from the Airwork Lease.

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

3.    Investment in Capital Leases

    McDonnell Douglas DC-9 Aircraft

    JetFleet II owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "Initial DC-9"). JetFleet owns the remaining 50.00% interest in the Initial DC-9. The Initial DC-9 is leased back to the seller, Interglobal, Inc. ("Interglobal") for thirty-six months. It is currently sub-leased to and being operated by Aero California S.A. de CV. Interglobal assigned its rights under the sublease to the Co-Owners. JetFleet II's investment in the Initial DC-9 is being accounted for as a capital lease. Interglobal has a purchase option for a nominal amount which may be exercised upon expiration of the Initial DC-9 Lease. During the six months ended
June 30, 1997 JetFleet II recorded $10,941 of interest income attributable to the Initial DC-9 Lease.

    On July 10, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-14 aircraft, serial number 45702 (the "Second DC-9"). The Second DC-9 is subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the six months ended June 30, 1997, JetFleet II recorded $40,075 of interest income attributable to the Second DC-9 Lease.

    On August 31, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-32 aircraft, serial number 47553 (the "Third DC-9"). The Third DC-9 was also subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the second quarter of 1996, JetFleet II agreed to sell its interest in the Third DC-9 to Interglobal, the seller. JetFleet II also agreed to terminate the lease with Interglobal, reassign the sublease with



JetFleet Aircraft II, L.P.
Notes to Financial Statements
June 30, 1997
(Unaudited)

3.    Investment in Capital Leases (continued)

    McDonnell Douglas DC-9 Aircraft (continued)

Aero California S.A. de CV back to Interglobal and issue a Bill of Sale to Interglobal. JetFleet II management is currently negotiating investment opportunities for the sale proceeds.

4.    Other

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the second quarter of 1997, JetFleet II had cash balances of $1,022,153. This amount was held for the distribution made to the Unitholders in July 1997 and to pay for accrued expenses.

    During the first six months of 1997, JetFleet II's primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet II's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

    JetFleet II uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet II's leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet II does not anticipate that it will incur significant operating expenses in connection with its ownership interest in the Aircraft as long they remain on lease. However, JetFleet II incurred repair costs in 1996 for S/N 72 which were $105,000 in excess of the amounts collected from lessees. During 1997, JetFleet II recorded an adjustment for reimbursement of maintenance costs previously expensed and paid.

    JetFleet II currently has available adequate reserves to meet its immediate cash requirements.

    Since January 1996, JetFleet II has made distributions at an annualized rate of 10%.

    1997 versus 1996

    Cash flows from operations increased $431,000. The increase from year to year was partially due to a decrease in net loss of approximately $110,000 (see Results of Operations, below). During the first six months of 1997, JetFleet II had cash inflows of approximately $163,000 in maintenance reserves from lessees and payments on accounts receivables of approximately $20,000. Such inflows were partially offset by the relief of payables of approximately $76,000 and the realization of unearned income of approximately $51,000. During the first six months of 1996, JetFleet II had cash inflows of $45,000 and $19,000 from payments on receivables and prepaid rent, respectively. Such inflows were offset by payment of accrued maintenance costs of approximately $69,000 and other payables of approximately $62,000, and realization of unearned income and a gain on sale of approximately $159,000 and $35,000, respectively.

    Cash flows from investing activities were approximately $70,000 lower during the first six months of 1997 than during the same period of 1996. This was due a decrease in payments on its capital leases as a result of the sale of the Third DC-9 during the second quarter of 1996. In addition, JetFleet II purchased aircraft for approximately $140,000 during 1996.

    In 1997 and 1996, there were no financing sources of cash. Cash distributions to Unitholders were the same in both years.


Results of Operations

    JetFleet II recorded net losses of ($375,522) and ($486,422) or ($0.51) and ($0.67) per Limited Partnership Unit outstanding for the six months ended
June 30, 1997 and 1996, respectively, and ($177,684) and ($168,023) or ($0.24)
and ($0.23) per Limited Partnership Unit outstanding for the three months ended June 30, 1997 and 1996, respectively.

    The decreased loss for the six month periods was primarily a result of a decrease of approximately $105,000 in maintenance costs, the $64,000 adjustment discussed below, and a decrease in general and administrative expenses, which were only partially offset by decrease in lease-related revenues and the absence of any gains from equipment sales during 1997.

    The increased loss for the three month periods was due to the decrease in lease payments as a result of the sale of the Third DC-9 and higher management fees, discussed below. These items were only partially offset by adjustment in the amount of approximately $64,000 for reimbursement of maintenance costs previously expensed and paid.

    1997 versus 1996

    Rental income decreased approximately $12,000 for the three month period and increased approximately $58,000 for the six month period. The increase for the six month period was primarily due to the rental income generated by S/N 72, which was off lease during the first four months of 1996. The decrease for the three month period was due to the decreased rent for S/N 44, S/N 57 and S/N 11.

    Depreciation was approximately the same in the three month periods of both years. Depreciation was approximately $6,000 higher for the six month period of 1997 due to the purchase of S/N TC-370 on February 27, 1996.

    Management fees were approximately the same for the six month periods and approximately $13,000 higher for the three month period. The increase for the three month period was because there was no accrual or payment of the equipment management fee for the first quarter of 1997 because the annualized rate of distributions for 1997 is not expected to meet the Preferred Return as defined in the prospectus. However, management now believes that the Preferred Return will be met and, therefore, has accrued fees for the first and second quarters of 1997. JetFleet II has continued to pay management fees to AEI in connection with the purchases of S/N 57, S/N 44, S/N 11 and S/N 72.

    General and administrative expenses decreased approximately $37,000 during the six months ended June 30, 1997 compared to the same period in 1996. In 1996, such expenses included insurance costs associated with S/N 72 during its off-lease period. No insurance costs were incurred during the six month period in 1997. General and administrative expenses were approximately the same for the three month periods ended June 30, 1996 and 1997.

    Maintenance costs decreased approximately $65,000 and $169,000 for the three month and six month periods ended June 30, 1997 from the same periods in 1996, because JetFleet II did not incur any repair costs in 1997 for S/N 72, as a result of it being on lease subject to a triple net lease. During 1997, JetFleet II also recorded an adjustment for reimbursement of maintenance expenses previously expensed and paid.


SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1997.

    JETFLEET AIRCRAFT II, L.P.

                  By:    CMA Capital Group,
                  Managing General Partner
<BTB>
 By:                       /s/ Neal D. Crispin
                           -------------------------
                           Neal D. Crispin
 Title:                    Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 13, 1997.

<BTB>
    Signature                         Title




/s/ Neal D. Crispin                   Chief Executive and Chief Financial
------------------------              Officer and Chairman of the Board of
Neal D. Crispin                       the Managing General Partner



/s/ Richard D. Koehler                Executive Vice President and
---------------------------           Director of the Managing General
Richard D. Koehler                    Partner



EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule