Form 10-Q
period 1997-09-30
JETFLEET AIRCRAFT II LP
filed 1997-11-13
CIK 875193

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q




[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997

or

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

                       94-3137154

            (I.R.S. Employer Identification No.)

           1440 CHAPIN AVE., SUITE 310
             BURLINGAME, CALIFORNIA
       (Address of principal executive office)
                     94010
                      (Zip Code)
         Registrant's telephone number,
       including area code:   (650) 696-3900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements
for the past 90 days.           /X/      Yes     No

On November 12, 1997, 693,505 Limited Partnership Units were outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                   JetFleet Aircraft II, L.P.
                        Balance Sheets

                           ASSETS

                                 September 30,     December 31,
                                     1997              1996
                                    -----              -----
                                 (Unaudited)
<BTB>
Current assets:
      Cash                       $   1,111,037   $   1,191,914
      Accounts receivable                8,554               -
      Reserves receivable
         from lessees                        -          29,781
      Lease payments receivable        315,000         540,000
                                 -------------   -------------
      Total current assets           1,434,591       1,761,695

Aircraft and aircraft engines
   under operating leases and
   aircraft held for operating
   leases, net of accumulated
   depreciation of $12,875,263
   in 1997 and $10,425,030 in 1996  11,985,380      14,435,613

Lease payments receivable                    -         180,000

Organization and offering costs,
   net of accumulated amortization
   of $140,814 in 1997
   and $123,141 in 1996                 15,222          32,895
                                 -------------   -------------
                                 $  13,435,193   $  16,410,203
                                 =============   =============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
      Accounts payable           $      93,454   $     112,519
      Accrued maintenance costs        738,010         501,072
      Payable to affiliates             13,142          10,933
      Security deposits                143,101         143,101
      Unearned interest income          19,919          79,186
      Prepaid rent received            176,948          27,553
                                 -------------   -------------

      Total current liabilities      1,184,574         874,364

Unearned interest income                     -           8,793
                                 -------------   -------------

Total liabilities                    1,184,574         883,157

Partners' capital                   12,250,619      15,527,046
                                 -------------   -------------

                                 $  13,435,193   $  16,410,203
                                 =============   =============

See accompanying notes.

                  JetFleet Aircraft II, L.P.
                   Statements of Operations
                          (Unaudited)

                        For the Nine Months   For the Three Months
                         Ended September 30,   Ended September 30,
                            1997       1996       1997      1996
                           ----       ----       ----      ----
<BTB>
Revenues:

   Rental income      $ 1,988,290 $ 1,996,667  $ 660,282 $ 726,426
   Gain on sale of
      equipment                 -      34,859          -         -
   Interest income         81,712     220,746     19,242    47,352
   Other income                 -      94,081          -    94,081
                      ----------- ----------- ---------- ---------
                        2,070,002   2,346,353    679,524   867,859
                      ----------- ----------- ---------- ---------
Costs and expenses:

   Management fees         76,831     107,231     27,643    61,774
   Depreciation of
      aircraft and
      aircraft engines  2,450,233   2,443,569    816,744   816,444
   Amortization of
      organization and
      offering costs       17,673      23,946      4,567     7,983
   Maintenance costs      (64,248)    119,252          -    14,252
   General and
      administrative      186,196     234,442     51,731    63.071
                      ----------- ----------- ---------- ---------
                        2,666,685   2,928,440    900,685   963,524
                      ----------- ----------- ---------- ---------
Net loss              $  (596,683) $ (582,087)$ (221,161) $(95,665)
                      =========== =========== ========== =========
Allocation of net loss:

   General partners   $  (29,834) $   (29,104)$  (11,058)$ (4,783)
   Limited partners     (566,849)    (552,983)  (210,103) (90,882)
                      ----------- ----------- ---------- ---------
                      $ (596,683) $  (582,087)$ (221,161)$(95,665)
                      =========== =========== ========== =========
   Per Limited
     Partnership Unit$     (0.82) $     (0.80)$    (0.30)$  (0.13)
                      =========== =========== ========== =========


Limited Partnership
   Units outstanding      693,505     693,505    693,505  693,505
                      =========== =========== ========== ========

See accompanying notes.

                         JetFleet Aircraft II, L.P.
                         Statements of Cash Flows
                                (Unaudited)

                                               For the Nine Months
                                               Ended September 30,
                                                1997         1996
<BTB>
Net cash provided by operating activities $ 2,193,867 $ 1,482,888

Investing activities:
   Payments received on capital leases        405,000   1,395,000
   Proceeds from sale of aircraft engines           -     211,000
   Purchase of interests in aircraft
      and aircraft engines                          -   (351,477)
                                           ----------   ---------
   Net cash provided by investing activities  405,000   1,254,523

Financing activities -
   Distributions                           (2,679,744) (2,679,482)
                                           ----------   ----------
Net (decrease) / increase in cash             (80,877)     57,929

Cash, beginning of period                   1,191,914   1,364,593
                                           ----------  ----------
Cash, end of period                       $ 1,111,037 $ 1,422,522
                                           ==========  ==========





















See accompanying notes.

                       JetFleet Aircraft II, L.P.
                     Notes to Financial Statements
                          September 30, 1997
                               (Unaudited)

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


                        JetFleet Aircraft II, L.P.
                        Notes to Financial Statements
                            September 30, 1997
                                (Unaudited)

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

   The Airwork Engines acquired by JetFleet II are leased back to the seller ("Airwork") pursuant to a master lease (the "Airwork
Lease") between Airwork and JetFleet II. The Airwork Lease is a triple net lease and has an initial seven-year term, and Airwork has two two-year renewal options. Upon the purchase of each engine by



                        JetFleet Aircraft II, L.P.
                     Notes to Financial Statements
                           September 30, 1997
                                (Unaudited)

2.   Equipment Under Operating Leases (continued)

   Engines (continued)

JetFleet II, Airwork was required to pay a security deposit equal to one month of rent.

   During January 1996, Airwork notified JetFleet II of the loss of one of the Airwork Engines (the "First Lost Airwork Engine").
Ratherthan replace the First Lost Airwork Engine, Airwork chose to pay $211,000 to JetFleet II (the stipulated loss value as stated in the Airwork Lease).

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

3.   Investment in Capital Leases

   McDonnell Douglas DC-9 Aircraft

   JetFleet II owns a 50.00% interest in a McDonnell Douglas DC-9-
32, serial number 47236 (the "Initial DC-9"). JetFleet owns the remaining 50.00% interest in the Initial DC-9. The Initial DC-9 is leased back to the seller, Interglobal, Inc. ("Interglobal") for thirty-six months. It is currently sub-leased to and being operated by Aero California S.A. de CV. Interglobal assigned its rights under the sublease to the Co-Owners. JetFleet II's investment in the Initial DC-9 is being accounted for as a capital lease.
Interglobal has a purchase option for a nominal amount which may be exercised upon expiration of the Initial DC-9 Lease. During the nine months ended September 30, 1997 JetFleet II recorded $13,424 of interest income attributable to the Initial DC-9 Lease.

   On July 10, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-14 aircraft, serial number 45702 (the "Second DC-9"). The Second DC-9 is subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the nine months ended September 30, 1997, JetFleet II recorded $54,636 of interest income attributable to the Second DC-9 Lease.

   On August 31, 1995, JetFleet II purchased a 100.00% interest in a McDonnell Douglas DC-9-32 aircraft, serial number 47553 (the
"Third DC-9"). The Third DC-9 was also subject to a lease and sub-lease with terms identical to those of the Initial DC-9. During the second quarter of 1996, JetFleet II agreed to sell its interest in the


                          JetFleet Aircraft II, L.P.
                         Notes to Financial Statements
                              September 30, 1997
                                  (Unaudited)

3.   Investment in Capital Leases (continued)

   McDonnell Douglas DC-9 Aircraft (continued)

Third DC-9 to Interglobal, the seller. JetFleet II also agreed to terminate the lease with Interglobal, reassign the sublease with AeroCalifornia S.A. de CV back to Interglobal and issue a Bill of Sale to Interglobal. JetFleet II management is currently negotiating investment opportunities for the sale proceeds.

4.   Other

   On April 8, 1997 a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission disclosing a proposed consolidation of JetFleet and JetFleet II into a newly incorporated Delaware corporation, AeroCentury Corp. The Registration
Statement was declared effective on September 23, 1997 and the proposed consolidation has been submitted to the limited partners of JetFleet and JetFleet II for their approval. If the consolidation is approved, JetFleet and JetFleet II will cease to exist as independent entities.







ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

   At the end of the third quarter of 1997, JetFleet II had cash balances of $1,111,037. This amount was held for the distribution made to the Unitholders in October 1997 for the months of August and September and to pay for accrued expenses.

   During the first nine months of 1997, JetFleet II's primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet II's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

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

   From January 1996 through September 1997, JetFleet II made distributions at an annualized rate of 10%. JetFleet II ceased cash distributions to its partners effective October 1, 1997. If the proposed consolidation discussed in Note 4 is not approved by the partners, JetFleet will use its cash flow to reinvest in additional aircraft assets. JetFleet II currently has available adequate reserves to meet its immediate cash requirements.

   1997 versus 1996

   Cash flows from operations increased $711,000. During the first nine months of 1997, JetFleet II had cash inflows of approximately $237,000 in maintenance reserves from lessees, payments on accounts receivables of approximately $21,000 and prepaid rent of approximately $149,000. Such inflows were partially offset by the relief of payables of approximately $17,000 and the realization of unearned income of approximately $68,000. During the first nine months of 1996, JetFleet II had cash inflows of $45,000 and $19,000 from payments on receivables and prepaid rent, respectively. Such inflows were offset by payment of accrued maintenance costs of approximately $40,000 and other payables of approximately $52,000, and realization of unearned income and a gain on sale of approximately $340,000 and $35,000, respectively.

   Cash flows from investing activities were approximately $849,000 lower during the first nine months of 1997 than during the same period of 1996. This was due to a decrease in payments on capital leases as a result of the sale of the Third DC-9 during the second quarter of 1996. In addition, JetFleet II purchased aircraft for approximately $140,000 during 1996.

   In 1997 and 1996, there were no financing sources of cash.
Cash distributions to Unitholders were the same in both years.


Results of Operations

   JetFleet II recorded net losses of ($596,683) and ($582,087) or ($0.82) and ($0.80) per Limited Partnership Unit outstanding for the nine months ended September 30, 1997 and 1996, respectively, and ($221,161) and ($95,665) or ($0.30) and ($0.13) per Limited
Partnership Unit outstanding for the three months ended September 30,1997 and 1996, respectively.

   The increased loss for the nine month and three month periods was due to the decrease in lease payments as a result of the sale of the Third DC-9 and decreased rent for the Dash-7 aircraft. These items were only partially offset by a decrease in management fees, maintenance costs and general and administrative expenses.

   1997 versus 1996

   Rental income decreased approximately $9,000 and $66,000 for the nine month and three month periods, respectively. The decrease for the nine month and three month periods was primarily due to the decreased rent for S/N 44, S/N 57 and S/N 11, which was only partially offset by the additional rent received for S/N 72 during 1997.

   Depreciation was approximately the same in the three month periods of both years. Depreciation was approximately $6,000 higher for the nine month period of 1997 due to the purchase of S/N TC-370 on February 27, 1996.

   Management fees were approximately $30,000 and $34,000 lower for the nine month and three month periods, respectively. The decreases were a result of lower lease revenues and the prepayment of consulting fees to a third party during 1996.

   General and administrative expenses decreased approximately
$48,000 during the nine months ended September 30, 1997 compared to the same period in 1996. In 1996, such expenses included insurance costs associated with S/N 72 during its off-lease period. No insurance costs were incurred during the nine month period in 1997. General and administrative expenses were approximately $11,000 lower in the three month period ended September 30, 1997 compared to the same period in 1996, as a result of lower operating expenses.

   Maintenance costs decreased approximately $14,000 and $184,000 for the three month and nine month periods ended September 30, 1997 from the same periods in 1996, because JetFleet II did not incur any repair costs in 1997 for S/N 72, as a result of it being on lease subject to a triple net lease. During 1997, JetFleet II also recorded an adjustment for reimbursement of maintenance expenses previously expensed and paid.

SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1997.

                         JETFLEET AIRCRAFT II, L.P.

<BTB>
                        By:    CMA Capital Group,
                               Managing General Partner


                        By:    /s/ Neal D. Crispin
                               --------------------
                               Neal D. Crispin
                               Title:  Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 12, 1997.

<BTB>
Signature                   Title




/s/ Neal D. Crispin         Chief Executive and Chief Financial
---------------------       Officer and Chairman of the Board of
Neal D. Crispin             Directors of the Managing General
                            Partner



/s/ Richard D. Koehler      Executive Vice President and
----------------------      Director of the Managing General
Richard D. Koehler          Partner


EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule